Form 10-Q
period 1995-03-31
REPUBLIC CORP /TX/
filed 1995-05-15
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 1995.     COMMISSION FILE NUMBER 0-8597

                            THE REPUBLIC CORPORATION

TEXAS                                             74-0911766
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX      77277
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   713-622-9727


NONE
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES  X.  NO
                                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


COMMON STOCK, $1.00 PAR VALUE                            Shares  356,844
                                                  Outstanding at March 31,
                                                  1995, (excluding 23,119
                                                  shares held as treasury
                                                  shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q



                                                                            PAGE


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                        December 31, 1994, and March 31, 1995.              1

                    Consolidated Statements of Income for
                        the three months ended
                        March 31, 1994 and 1995.                            2

                    Consolidated Statements of Cash Flows
                        for the three months ended March 31,
                        1994 and 1995.                                      3

                    Notes to Financial Statements                           4

          Item 2.   Management's Discussion and Analysis                    5-9

Part II.  Other Information                                                 10

Signatures                                                                  11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                  March 31        December 31
                                                    1995             1994
- - - - - - -------------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . .     $  2,416,252     $   3,073,573
Investment securities:
    Held-to-maturity
        Market value at  3-31-95  6,986,875
                                  ---------
        Market value at 12-31-94  6,952,200        6,999,281         7,002,058
                                  ---------
    Available-for-sale
        Market value at  3-31-95     24,000
                                  ---------
        Market value at 12-31-94     24,000           24,000            24,000
                                  ---------     ------------     -------------
                                                $  9,439,533      $ 10,099,631

Loans . . . . . . . . . . . . . . . . . . .       52,470,146        49,138,466
    Plus:  Uncollected earned interest. . .          479,221           383,884
    Less:  Allowance for losses . . . . . .         (920,670)         (925,572)
                                                ------------     -------------
        Net loans and other receivables . .       52,028,697        48,596,778
                                                ------------     -------------
Federal funds sold. . . . . . . . . . . . .       41,000,000        36,450,000
Property, equipment and vehicles (net). . .        1,575,591         1,541,059
Other real estate . . . . . . . . . . . . .              -0-               -0-
Goodwill. . . . . . . . . . . . . . . . . .          436,079           436,079
Other assets. . . . . . . . . . . . . . . .          290,922           492,121
                                                ------------     -------------
    Total assets. . . . . . . . . . . . . .     $104,770,822     $  97,615,668
                                                ------------     -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):

    Demand (Non-interest bearing) . . . . .     $ 12,793,787     $  11,809,963
    Savings, time and demand (Interest
        bearing). . . . . . . . . . . . . .       82,399,131        76,406,333
                                                ------------     -------------
                                                $ 95,192,918     $  88,216,296
                                                ------------     -------------

Accounts payable and accrued interest payable        854,087           598,704
Accrued taxes payable . . . . . . . . . . .          101,485           325,275
                                                ------------     -------------

    Total liabilities . . . . . . . . . . .     $ 96,148,490      $ 89,140,275
                                                ------------     -------------

Minority Interest in Consolidated Subsidiary         182,192           178,711
                                                ------------     -------------
Stockholders' Equity
    Common stock (par value $1; 750,000
        shares authorized, 356,844 shares
        issued including stock held
        in treasury). . . . . . . . . . . .          356,844           356,844
Additional paid-in capital. . . . . . . . .          234,931           234,931
Less cost of treasury stock (23,119 shares
    at 3-31-95 and 23,119 at 12-31-94). . .          (91,303)          (91,303)
                                                ------------     -------------
        Total contributed capital . . . . .          500,472           500,472
                                                ------------     -------------
Retained earnings . . . . . . . . . . . . .        7,939,668         7,796,210
                                                ------------     -------------
Net Unrealized Gain (Loss) on Securities
    Available-for-Sale (Net of Taxes) . . .              -0-               -0-
        Stockholders' equity. . . . . . . .        8,440,140         8,296,682
                                                ------------     -------------
    Total liabilities and stockholders equity   $104,770,822     $  97,615,668
                                                ------------     -------------

The accompanying note is an integral part of these financial statements.
                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                     Three Months Ended
                                                  March 31        March 31
                                                    1995            1994
- - - - - - -------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans. . . . . . .     $  1,123,218     $     831,878
    Interest on federal funds sold and
        securities purchased under
        agreement to resell . . . . . . . .          572,317           212,238
    Interest and dividends on investments:
        Securities of U.S. Government and
            government agencies . . . . . .           70,381            85,087
        Obligations of states, political
            subdivisions and other obligations
            secured by the government . . .              -0-                67
                                                ------------     -------------
        Total interest on investments . . .          642,698           297,392
                                                ------------     -------------
        Total interest income . . . . . . .     $  1,765,916     $   1,129,270
                                                ------------     -------------

Interest expense:
    Interest on deposits. . . . . . . . . .          976,223           479,317
                                                ------------     -------------
        Total interest expense. . . . . . .          976,223           479,317
                                                ------------     -------------
        Net interest income . . . . . . . .          789,693           649,953
Provision for loan losses . . . . . . . . .             -0-                -0-
                                                ------------     -------------
    Net interest income after provision
        for loan losses . . . . . . . . . .          789,693           649,953
Other income:
    Service charges on deposit accounts . .           36,670            31,473
    Other service charges, commission & fees          39,519            33,626
    Gain on Sale of Securities. . . . . . .              -0-               -0-
    Net Income - Other Real Estate. . . . .              -0-               -0-
    Other Income                                      13,689             9,693
                                                ------------     -------------
        Total other income. . . . . . . . .           89,878            74,792
                                                ------------     -------------
Other expenses:
    Salaries and wages. . . . . . . . . . .          242,271           220,195
    Employee benefits . . . . . . . . . . .           61,316            57,171
    Net occupancy expenses. . . . . . . . .           54,029            39,714
    Furniture and equipment expenses. . . .           18,658            23,309
    Depreciation other than rental property           21,963            23,593
    Net Cost-other real estate. . . . . . .              -0-               -0-
    Computer Service Center . . . . . . . .           22,687            18,363
    FDIC - Insurance. . . . . . . . . . . .           48,195            36,637
    Professional services . . . . . . . . .           42,010            38,517
    Advertising . . . . . . . . . . . . . .           18,559             9,593
    Other operating expenses. . . . . . . .          114,944           124,513
                                                ------------     -------------
        Total other expenses. . . . . . . .          644,632           591,605
                                                ------------     -------------
        Income before income taxes. . . . .          234,939           133,140
                                                ------------     -------------
    Less applicable income taxes (Current).           88,000            55,724
                                                ------------     -------------
        Income before reduction
            for minority interest . . . . .          146,939            77,416
    Less minority interest income (loss). .           (3,481)           (2,211)
                                                ------------     -------------
        Net income. . . . . . . . . . . . .     $    143,458     $      75,205
                                                ------------     -------------
        Earnings per share. . . . . . . . .     $        .43               .23
                                                ------------     -------------

The accompanying note is an integral part of these financial statements.

                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                     Three Months Ended
                                                  March 31        March 31
                                                    1995            1994
- - - - - - -------------------------------------------------------------------------------
Cash flows and operating activities:
    Net income (loss). . . . . . . . . . . .    $    143,458     $      75,205
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation . . . . . . . . . .          40,650            43,668
            Provision for loan losses. . . .             -0-               -0-
            Amortization (accretion) of
                discounts and premium. . . .          (2,223)           13,411
            Other real estate gains/net. . .             -0-               -0-
            Investment securities gains/net.             -0-               -0-
            Re-appraisal - other real estate             -0-               -0-
            (Decrease) increase in interest
                payable. . . . . . . . . . .         255,383            65,418
            (Increase) decrease in interest
                receivable . . . . . . . . .         (95,337)          (11,558)
            (Increase) decrease in other assets      201,199           210,886
            Increase (decrease) in other
                liabilities. . . . . . . . .        (220,309)         (185,526)
                                                ------------     -------------
Total adjustments. . . . . . . . . . . . . .         179,363           136,299
                                                ------------     -------------
Net cash provided by (used in) operating
    activities . . . . . . . . . . . . . . .         322,821           211,504
                                                ------------     -------------
Cash flows from investing activities
    Proceeds from sales of investment securities         -0-               -0-
    Proceeds from maturities of
        investment securities. . . . . . . .           5,000         7,000,000
    Purchase of investment securities. . . .             -0-        (6,989,063)
    Loans made to customers net cash activity     (3,336,582)       (2,270,220)
    Capital expenditure. . . . . . . . . . .         (75,182)          (12,194)
    Proceeds from sale of other real estate.             -0-               -0-
                                                ------------     -------------
Net cash provided by (used in) investing
    activities . . . . . . . . . . . . . . .      (3,406,764)       (2,271,477)
                                                ------------     -------------
Cash flows from financing activities
    Net increase (decrease) in demand deposits,
        NOW accounts, savings accounts and
        certificates of deposit. . . . . . .       6,976,622         3,759,897
    Purchase of treasury stock . . . . . . .             -0-               -0-
                                                ------------     -------------
Net cash provided by (used in) financing
    activities . . . . . . . . . . . . . . .       6,976,622         3,759,897
                                                ------------     -------------
Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . .       3,892,679         1,699,924
Cash and cash equivalents at beginning of year:
    Cash and due from banks. . . . . . . . .       3,073,573         2,525,487
    Federal funds sold . . . . . . . . . . .      36,450,000        27,675,000
                                                ------------     -------------
Cash and cash equivalents at beginning of year    39,523,573        30,200,487
                                                ------------     -------------
Cash and cash equivalents at March 31, 1995:
    Cash and due from banks. . . . . . . . .       2,416,252         2,600,411
    Federal funds sold . . . . . . . . . . .      41,000,000        29,300,000
                                                ------------     -------------
Cash and cash equivalents at March 31, 1995.      43,416,252        31,900,411
                                                ------------     -------------
                                                ------------     -------------
Supplemental disclosures of cash flow
    information:
        Cash paid for interest . . . . . . .         781,952           413,899
        Cash paid for income tax . . . . . .             -0-            18,822

The accompanying note is an integral part of these financial statements.
                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 1995


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

    The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1994. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

    Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for Sale and accounted for at fair value.


                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
    Total problem loans are up slightly from year end, 1994, primarily due to the placement of one loan on non-accrual. The local economy continues to benefit from robust construction spending and reserve coverage continues to be adequate in view of the exposure in the loan portfolio and recent charge off experience. (Please see Balance Sheet, P-1)

                             TABLE 1  PROBLEM ASSETS

                                                             December 31
(dollars in thousands)                     March 31  ---------------------------
                                             1995     1994      1993      1992
Nonaccrual loans                           $  299    $  217    $  313    $  499
Past-due loans (over 90 days)                 -0-       -0-       -0-       -0-
Restructured loans                            702       668       546       569
                                           ------    ------    ------    ------
    Total problem loans                    $1,001    $  885    $  859    $1,068

Foreclosed assets
    Real estate                               -0-       -0-       -0-        91
    In-substance foreclosures                 -0-       -0-       -0-       105
    Other                                     -0-       -0-       -0-       -0-
                                           ------    ------    ------    ------
        Total Problem Assets               $1,001    $  885    $  859    $1,264

Total problem loans as
    a percentage of total loans              1.9%      1.8%      2.4%      3.5%

Total problem assets as a
    percentage of total loans
    and foreclosed assets                    1.9%      1.8%      2.4%      4.1%


                          TABLE 2  LOAN CONCENTRATIONS

                                                            December 31
(dollars in thousands)                      March 31     ------------------
                                              1995        1994       1993
Commercial                                  $ 4,536      $ 3,470    $ 2,222
Agricultural                                  3,290        3,277      2,776
Real Estate-Construction                        820          639        220
Real Estate-Mortgage                         36,150       34,248     25,277
Installment loans to Individuals              7,674        7,504      5,987
                                            -------      -------    -------
    Totals                                  $52,470      $49,138    $36,482



                                       (5)

SOURCES AND USES OF FUNDS

    The Statement of Cash Flows on page 3 reveals $6,976,622 in deposit growth during the first quarter. Cash uses included $3,336,582 going into the loan portfolio and $3,892,679 going into cash and cash equivalents.


LIQUIDITY

    Loan growth was entirely funded by deposit growth in the first quarter. Approximately 52% of total liabilities is presently available in cash, fed funds sold and readily marketable, U.S. TREASURY NOTES. This represents a significant capability for the bank in responding to escalating loan demand and withdrawal requests. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

    Although the positive gap figures depicted in Table 3, P-7 indicate a substantial capability to respond to rising interest rates, the bank's practice of adjusting loan interest rates infrequently and in small measure causes the result to be more neutral.


                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3  - REPRICING SCHEDULE
                                     3-31-95

                                            3 MO       3-12      1-5      OVER
                                           OR LESS    MONTHS    YEARS    5 YEARS
                                           -------    ------    -----    -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                     8,171    36,914     6,331       810

Federal Funds Sold                         41,000      -0-       -0-        -0-

Taxable Securities **                       6,999      -0-       -0-        -0-

Municipal Bonds                              -0-       -0-       -0-        -0-

    TOTAL                                  56,170    36,914     6,331       810


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit               16,765    24,947     5,130       -0-

NOW Accounts                                1,643      -0-       -0-        -0-

Super NOW Accounts                         21,695      -0-       -0-        -0-

Savings Accounts                            9,154      -0-       -0-        -0-

MMDA Accounts                               3,039      -0-       -0-        -0-

    TOTAL                                  52,296    24,947     5,130       -0-

Interest Rate Sensitivity Cap               3,874    11,967     1,201       810

Cumulative Interest Rate
    Sensitivity Cap                         3,874    15,841    17,042    17,852

    *   Does not include $239,000 in nonaccruing loans
    **  Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES
                                     TABLE 4

                                CARRYING    UNREALIZED   UNREALIZED     MARKET
                                  VALUE       GAINS        LOSSES        VALUE
                                --------    ----------   ----------     -------
March 31, 1995
- - - - - - --------------
(1) Held-to-Maturity:
    U.S. Treasury Securities    6,999,281       --          12,406     6,986,875
    Other                           --          --            --              --
(2) Available-for-Sale
    Securities Carried at
    Fair Value:
    U.S. Treasury Securities        --          --            --              --
    Other                          24,000       --            --          24,000
                                ---------   ---------    ---------     ---------
                                7,023,281       --          12,406     7,010,875
                                ---------   ---------    ---------     ---------
December 31, 1994
- - - - - - -----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities    6,997,049       --          49,549     6,947,500
    Other                           5,009       --             309         4,700
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities        --          --            --              --
    Other                          24,000       --            --          24,000
                                ---------   ---------    ---------     ---------
                                7,026,058       --          49,858     6,976,200
                                ---------   ---------    ---------     ---------
December 31, 1993
- - - - - - -----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities    7,014,700       9,363         --       7,024,063
    Other                           5,012       --              27         4,985
(3) Held-for-Sale Securities
    Carried at Lower of
    Aggregate Cost or Market:
    U.S. Treasury Securities        --          --            --              --
    Other                          24,000       --            --          24,000
                                ---------   ---------    ---------     ---------
                                7,043,712      9,363            27     7,053,048
                                ---------   ---------    ---------     ---------

(1) Securities which the Bank has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purposes and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value has occurred. Cost of securities sold is determined on the specific identification method.

(2) Securities that the bank may sell in response to changes in market conditions or in the balance sheet objectives of the bank. Securities in this category will be reported at fair market value. Unrealized gains or losses (net of tax) will be reported as a separate item in the shareholder's equity section of the balance sheet. Adjustments will be recorded at lease quarterly.

(3) Securities which the bank had determined would be held for indefinite periods (no stated intent to hold until maturity). These securities were accounted for at the lower of their cost or market value.


                                       (8)

CAPITALIZATION:

    Capital levels continue to decline as retained earnings growth continues to be outstripped by deposit growth. (Please see Table 4, P-9 and Balance Sheet, P-1)


                                TABLE 4 - CAPITAL

                                                          March 31      December
                                                            1995          1994
Tier 1 risk-based capital
    (minimum is 4%)                                        15.56%        16.29%

Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                                        16.81%        17.55%

Tier 1 leverage (minimum is 3%)                             7.78%         8.19%


RESULTS OF OPERATIONS

NET INTEREST INCOME

    Both the dollar level of net interest income and net interest income expressed as a percentage of earning assets are slightly improved over the prior year period but continue at low levels due to the continued reliance upon fed funds sold to offset increases in the cost of funds. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

    Due to the low level of risk in the bank's loan portfolio and the low level of recent charge-off activity, no provision for loan losses was made in the first quarter of 1995.

    Non-interest expenses, net of non-interest income items, are higher in the current period due to growth factors that have not been entirely offset by increases in fee income. (Please see Statement of Income, P-2)


                                       (9)

                                     PART II

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          not applicable

Item 2.   CHANGES IN SECURITIES

          not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          not applicable

Item 5.   OTHER INFORMATION

          not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a).  Exhibits
               none

          b). No reports on Form 8-K have been filed during the quarter for which this report was filed.


                                      (10)

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE REPUBLIC CORPORATION



Date:  April 26, 1995                   /S/ J. Ed Eisemann, IV
                                        ----------------------------
                                        Chairman of the Board




Date:  April 26, 1995                   /S/ Catherine G. Eisemann
                                        ----------------------------
                                        Director


                                      (11)