Form 10-Q
period 1995-06-30
REPUBLIC CORP /TX/
filed 1995-07-28
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 1995.      Commission file Number 0-8597
                                             -----------------------------

                            THE REPUBLIC CORPORATION
                            ------------------------

Texas                                            74-0911766
- -----                                            ----------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx      77277
- ----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   713-622-9727
                                                     --------------


NONE
- ----
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES  X.  NO
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


Common Stock, $1.00 par value                           Shares  356,844
- -----------------------------                                   -------
                                                 Outstanding at June 30,
                                                 1995, (excluding 23,119
                                                 shares held as treasury
                                                 shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q


                                                                      Page
                                                                      ----


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                        December 31, 1994, and June 30, 1995.         1

                    Consolidated Statements of Income for
                        the three months and six months
                        ended June 30, 1994 and 1995.                 2

                    Consolidated Statements of Cash Flows
                        for the six months ended June 30,
                        1994 and 1995.                                3

                    Notes to Financial Statements                     4

          Item 2.   Management's Discussion and Analysis              5-9

Part II.  Other Information                                           10

Signatures                                                            11


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet
                                                 June 30,     December 31
                                                   1995          1994
- ----------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . .    $  2,693,298   $  3,073,573
Investment securities:
    Held-to-maturity
        Market value at  6-30-95  9,978,125
                                  ---------
        Market value at 12-31-94  6,952,200       9,944,321      7,002,058
                                  ---------
    Available-for-sale
        Market value at  6-30-95     24,000
                                  ---------
        Market value at 12-31-94     24,000          24,000         24,000
                                  ---------    ------------   ------------
                                               $ 12,661,619   $ 10,099,631
                                               ------------   ------------

Loans . . . . . . . . . . . . . . . . . . .      56,727,229     49,138,466
    Plus:  Uncollected earned interest. . .         531,732        383,884
    Less:  Allowance for losses . . . . . .        (898,162)      (925,572)
                                               ------------   ------------
        Net loans and other receivables . .      56,360,799     48,596,778
                                               ------------   ------------
Federal funds sold. . . . . . . . . . . . .      36,650,000     36,450,000
Property, equipment and vehicles (net). . .       1,596,514      1,541,059
Other real estate . . . . . . . . . . . . .             -0-            -0-
Goodwill. . . . . . . . . . . . . . . . . .         436,079        436,079
Other assets. . . . . . . . . . . . . . . .         431,242        492,121
                                               ------------   ------------
    Total assets. . . . . . . . . . . . . .    $108,136,253   $ 97,615,668
                                               ------------   ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):

    Demand (Non-interest bearing) . . . . .    $ 13,825,624   $ 11,809,963
    Savings, time and demand (Interest
        bearing). . . . . . . . . . . . . .      84,322,173     76,406,333
                                               -------------  ------------
                                               $ 98,147,797   $ 88,216,296
                                               -------------  ------------

Accounts payable and accrued interest payable       938,945        598,704
Accrued taxes payable . . . . . . . . . . .         226,898        325,275
                                               ------------   ------------

    Total liabilities . . . . . . . . . . .    $ 99,313,640   $ 89,140,275
                                               ------------   ------------

Minority Interest in Consolidated Subsidiary        186,866        178,711
                                               ------------   ------------

Stockholders' Equity
    Common stock (par value $1; 750,000
        shares authorized, 356,844 shares
        issued including stock held
        in treasury). . . . . . . . . . . .         356,844        356,844
Additional paid-in capital. . . . . . . . .         234,931        234,931
Less cost of treasury stock (23,119 shares
    at 6-30-95 and 23,119 at 12-31-94). . .         (91,303)       (91,303)
                                               ------------   ------------
        Total contributed capital . . . . .         500,472        500,472
                                               ------------   ------------
Retained earnings . . . . . . . . . . . . .       8,135,275      7,796,210
                                               ------------   ------------
Net Unrealized Gain (Loss) on Securities
    Available-for-Sale (Net of Taxes) . . .             -0-            -0-
        Stockholders' equity. . . . . . . .       8,635,747      8,296,682
                                               ------------   ------------
    Total liabilities and stockholders equity  $108,136,253   $ 97,615,668
                                               ------------   ------------


The accompanying note is an integral part of these financial statements.
                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income


                                                                  Three Months Ended                        Six Months Ended
                                                            -------------------------------         -------------------------------
                                                              June 30            June 30              June 30            June 30
                                                               1995               1994                 1995               1994
                                                            ----------          ----------          ----------          ----------
Interest Income:
   Interest and fees on loans                               $1,171,096          $  894,826          $2,294,314          $1,726,704
   Interest on funds sold and securities
      purchased under agreement to resell                      580,448             314,356           1,152,765             526,594
   Interest and dividends on investments
      Securities of U.S. Government and
         government agencies                                   135,719              69,661             206,100             154,748
      Obligations of states, political
         subdivisions and other obligations
         secured by the government                               -0-                    67               -0-                   134
                                                            ----------          ----------          ----------          ----------
      Total interest on investments                            716,167             384,084           1,358,865             681,476
                                                            ----------          ----------          ----------          ----------
      Total interest income                                 $1,887,263          $1,278,910          $3,653,179          $2,408,180
                                                            ----------          ----------          ----------          ----------

Interest expense:
   Interest on deposits                                      1,066,771             552,365           2,042,994           1,031,682
                                                            ----------          ----------          ----------          ----------
      Total Interest expense                                 1,066,771             552,365           2,042,994           1,031,682
                                                            ----------          ----------          ----------          ----------
      Net interest income                                      820,492             726,545           1,610,185           1,376,498
Provision for loan losses                                        -0-                 -0-                 -0-                 -0-
                                                            ----------          ----------          ----------          ----------
   Net interest income after provision for
      loan losses                                              820,492             726,545           1,610,185           1,376,498
                                                            ----------          ----------          ----------          ----------
Other income:
   Service charges on deposit accounts                          39,497              33,780              76,167              65,253
   Other service charges, commission and fees                   41,886              35,264              81,405              68,890
   Gain on sale of securities                                    -0-                 -0-                 -0-                 -0-
   Net income- other real estate                                 -0-                 -0-                 -0-                 -0-
   Other income                                                 10,458              33,098              24,147              42,791
                                                            ----------          ----------          ----------          ----------
      Total other income                                        91,841             102,142             181,719             176,934
                                                            ----------          ----------          ----------          ----------
Other expenses:
   Salaries and wages                                          236,402             223,719             478,673             443,914
   Employee benefits                                            62,190              56,079             123,506             113,250
   Net occupancy expenses                                       43,666              59,908              97,695              99,622
   Furniture and equipment expenses                             15,155              13,285              33,813              36,594
   Depreciation other than rental property                      22,072              21,848              44,035              45,441
   Net cost-other real estate                                    -0-                 -0-                 -0-                 -0-
   Computer service center                                      20,645              20,054              43,332              38,417
   FDIC-insurance                                               48,194              36,637              96,389              73,274
   Professional services                                        10,395               7,248              52,405              45,765
   Advertising                                                  17,852               5,833              36,411              15,426
   Other operating expenses                                    117,482             102,033             232,426             226,546
                                                            ----------          ----------          ----------          ----------
      Total other expenses                                     594,053             546,644           1,238,685           1,138,249
                                                            ----------          ----------          ----------          ----------
      Income before income taxes                               318,280             282,043             553,219             415,183
   Less applicable income taxes (Current)                     (118,000)           (106,000)           (206,000)           (161,724)
                                                            ----------          ----------          ----------          ----------
      Income before reduction for minority interest            200,280             176,043             347,219             253,459
   Less minority interest income                                (4,673)             (4,149)             (8,154)             (6,360)
                                                            ----------          ----------          ----------          ----------
      Net income                                            $  195,607          $  171,894          $  339,065          $  247,099
                                                            ----------          ----------          ----------          ----------
      Earnings per share                                    $      .59          $      .52          $     1.02          $      .74
                                                            ----------          ----------          ----------          ----------


The accompanying note is an integral part of these financial statements.

                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows


                                                          Six Months Ended
                                                        June 30      June 30
                                                         1995         1994
- --------------------------------------------------------------------------------
Cash flows and operating activities:
    Net income (loss). . . . . . . . . . . .       $    339,065   $    247,099
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation . . . . . . . . . .             81,500         87,336
            Provision for loan losses. . . .                -0-            -0-
            Amortization (accretion) of
                discounts and premium. . . .            (15,232)        11,179
            Other real estate gains/net. . .                -0-            -0-
            Investment securities gains/net.                -0-            -0-
            Re-appraisal - other real estate                -0-            -0-
            (Decrease) increase in interest
                payable. . . . . . . . . . .            340,241        151,942
            (Increase) decrease in interest
                receivable . . . . . . . . .           (147,848)       (76,764)
            (Increase) decrease in other assets          60,879        193,572
            Increase (decrease) in other
                liabilities. . . . . . . . .            (90,222)       (65,708)
                                                    -----------    -----------
Total adjustments. . . . . . . . . . . . . .            229,318        301,557
                                                    -----------    -----------
Net cash provided by (used in) operating
    activities . . . . . . . . . . . . . . .            568,383        548,656
                                                    -----------    -----------
Cash flows from investing activities
    Proceeds from sales of investment securities            -0-            -0-
    Proceeds from maturities of
        investment securities. . . . . . . .          7,005,000      7,000,000
    Purchase of investment securities. . . .         (9,932,031)    (6,989,063)
    Loans made to customers net cash activity        (7,616,173)    (6,189,443)
    Capital expenditure. . . . . . . . . . .           (136,955)       (58,566)
    Proceeds from sale of other real estate.                -0-            -0-
                                                    -----------    -----------
Net cash provided by (used in) investing
    activities . . . . . . . . . . . . . . .        (10,680,159)    (6,237,072)
                                                    -----------    -----------
Cash flows from financing activities
    Net increase (decrease) in demand deposits,
        NOW accounts, savings accounts and
        certificates of deposit. . . . . . .          9,931,501     11,493,592
    Purchase of treasury stock . . . . . . .                -0-            -0-
                                                    -----------    -----------
Net cash provided by (used in) financing
    activities . . . . . . . . . . . . . . .          9,931,501     11,493,592
                                                    -----------    -----------
Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . .           (180,275)     5,505,176
Cash and cash equivalents at beginning of year:
    Cash and due from banks. . . . . . . . .          3,073,573      2,525,487
    Federal funds sold . . . . . . . . . . .         36,450,000     27,675,000
                                                    -----------    -----------
Cash and cash equivalents at beginning of year       39,523,573     30,200,487
                                                    -----------    -----------
Cash and cash equivalents at June 30:
    Cash and due from banks. . . . . . . . .          2,693,298      2,805,663
    Federal funds sold . . . . . . . . . . .         36,650,000     33,200,000
                                                    -----------    -----------
Cash and cash equivalents at June 30:                39,343,298     36,005,663
                                                    -----------    -----------
                                                    -----------    -----------
Supplemental disclosures of cash flow
    information:
        Cash paid for interest . . . . . . .          1,763,864        879,740
        Cash paid for income tax . . . . . .            138,718        112,843


The accompanying note is an integral part of these financial statements.
                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 1995


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

    Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.


                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
    Problem loan percentages have fallen since year-end, 1994 by virtue of the loan growth that has occurred during the first half of 1995. Reserve coverage continues to be adequate in relation to the level of problem loans, the current loss exposure in the loan portfolio and the recent, as well as anticipated charge-off levels. (Please see Balance Sheet, P-1)


                             Table 1  PROBLEM ASSETS
                             -----------------------

(dollars in thousand)                       June 30        December 31
                                                       --------------------
                                              1995     1994    1993    1992
Nonaccrual loans                            $  239    $  217  $  313  $  499
Past-due loans (over 90 days)                  -0-       -0-     -0-     -0-
Restructured loans                             649       668     546     569
                                            ------    ------  ------  ------
    Total problem loans                     $  888    $  885  $  859  $1,068

Foreclosed assets
    Real estate                                -0-       -0-     -0-      91
    In-substance foreclosures                  -0-       -0-     -0-     105
    Other                                      -0-       -0-     -0-     -0-
                                            ------    ------  ------  ------
        Total Problem Assets                $  888    $  885  $  859  $1,264

Total problem loans as
    a percentage of total loans                1.6%      1.8%    2.4%    3.5%

Total problem assets as a
    percentage of total loans
    and foreclosed assets                      1.6%      1.8%    2.4%    4.1%



                          Table 2  LOAN CONCENTRATIONS
                          ----------------------------

(dollars in thousands)                       June 30        December 31
                                                          --------------
                                               1995       1994      1993
Commercial                                   $ 4,526      $ 3,470  $ 2,222
Agricultural                                   3,727        3,277    2,776
Real Estate-Construction                       1,070          639      220
Real Estate-Mortgage                          39,396       34,248   25,277
Installment loans to Individuals               8,008        7,504    5,987
                                             -------      -------  -------
    Totals                                   $56,727      $49,138  $36,482


                                       (5)

SOURCES AND USES OF FUNDS

    The $9,931,501 in deposit growth in the six months ended June 30, 1995 was accompanied by $7,616,173 in loan extensions and $2,927,031 in increased investments. Cash equivalents remained at approximate, year-end, 1994 levels at
the end of the first half of 1995.    (Please see Statement of Cash Flows, P-3)


LIQUIDITY

    Ample capability remains for the bank to respond to loan and withdrawal requests. Approximately 50% of current liabilities are presently held in cash, fed funds sold and readily marketable, U.S. TREASURY NOTES. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

    In spite of the asset sensitive profile revealed in Table 3, P-7, bank earnings are expected to be substantially unaffected by market interest rate change. This is primarily due to the bank's practice of adjusting loan rates infrequently, even though the contractual capability exists.


                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT
                      ------------------------------------

                          Table 3  - REPRICING SCHEDULE
                                     6-30-95


                                           3 MO     3-12    1-5     OVER
                                          OR LESS  MONTHS  YEARS   5 YEARS
                                          -------  ------  -----   -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                    9,352   40,137   6,563     420

Federal Funds Sold                        36,650     -0-     -0-     -0-

Taxable Securities **                       -0-     9,944    -0-     -0-

Municipal Bonds                             -0-      -0-     -0-     -0-

    TOTAL                                 46,002   50,081   6,563     420


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit              15,659   26,849   6,775    -0-

NOW Accounts                               1,656     -0-     -0-     -0-

Super NOW Accounts                        21,260     -0-     -0-     -0-

Savings Accounts                           9,415     -0-     -0-     -0-

MMDA Accounts                              2,958     -0-     -0-     -0-

    TOTAL                                 50,948   26,849   6,775    -0-

Interest Rate Sensitivity Cap             (4,946)  23,232    (212)    420

Cumulative Interest Rate
    Sensitivity Cap                       (4,946)  18,286  18,074  18,494


    *   Does not include $239,000 in nonaccruing loans
    **  Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES


                                     Table 4
                                     -------

                                  CARRYING  UNREALIZED UNREALIZED   MARKET
                                    VALUE     GAINS      LOSSES      VALUE
                                  --------  ---------- ----------   -------
June 30, 1995
- -------------
(1) Held-to-Maturity:
    U.S. Treasury Securities      9,944,321   33,804        --     9,978,125
    Other                             --        --          --        --
(2) Available-for-Sale
    Securities Carried at
    Fair Value:
    U.S. Treasury Securities          --        --          --        --
    Other                            24,000     --          --        24,000
                                  --------- --------   ---------  ----------
                                  9,968,321   33,804        --    10,002,125
                                  --------- --------   ---------  ----------
December 31, 1994
- -----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities      6,997,049    --         49,549   6,947,500
    Other                             5,009    --            309       4,700
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities          --       --           --        --
    Other                            24,000    --           --        24,000
                                  --------- --------   ---------  ----------
                                  7,026,058    --         49,858   6,976,200
                                  --------- --------   ---------  ----------
December 31, 1993
- -----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities      7,014,700    9,363        --     7,024,063
    Other                             5,012    --             27       4,985
(3) Held-for-Sale Securities
    Carried at Lower of
    Aggregate Cost or Market:
    U.S. Treasury Securities          --       --           --        --
    Other                            24,000    --           --        24,000
                                  --------- --------   ---------  ----------
                                  7,043,712    9,363          27   7,053,048
                                  --------- --------   ---------  ----------


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


                                       (8)

CAPITALIZATION:

    Capital ratios have continued to decline, but at a slower pace than in the first quarter of 1995. This is primarily a result of the slowing rate of asset growth in the second quarter, compared with the first quarter of 1995. (Please see Table 4, P-9 and Balance Sheet, P-1)


                                Table 4 - CAPITAL
                                -----------------


                                                      June 30      December
                                                        1995         1994
Tier 1 risk-based capital
    (minimum is 4%)                                    15.02%       16.29%

Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                                    16.28%       17.55%

Tier 1 leverage (minimum is 3%)                         7.73%        8.19%


RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income in the three and six month periods ending June 30, 1995 were increased over the prior year periods. This is a result of loan growth as well as volume and rate driven increases in interest on fed funds sold and investments which outstripped volume and rate driven increases in deposit interest expense. (Please see Statement of Income, P-2 and Balance Sheet, P-1)

OTHER INCOME AND EXPENSE

    Due to the continued favorable economic conditions in the bank's lending area and the low level of risk in the bank's loan portfolio, no provisions for loan loss were made in the current or prior year periods.

    Salary and employee benefit expenses, together with FDIC insurance premiums and advertising costs, were up significantly from the prior year periods, primarily due to growth factors. These increased costs were not significantly offset by increases in fee income. (Please see Statement of Income, P-2)


                                       (9)

                                     PART II

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


                                        THE REPUBLIC CORPORATION


Date:  July 20, 1995                    /S/ J. Ed Eisemann, IV
                                        --------------------------
                                        Chairman of the Board


Date:  July 20, 1995                    /S/ Catherine G. Eisemann
                                        --------------------------
                                        Director


                                      (11)