Form 10-Q
period 1995-09-30
REPUBLIC CORP /TX/
filed 1995-11-13
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended Sept. 30, 1995.      COMMISSION FILE NUMBER 0-8597
                                               -----------------------------
                            THE REPUBLIC CORPORATION
                            ------------------------

TEXAS                                             74-0911766
-----                                             ----------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX      77277
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   713-622-9727
                                                       -----------

NONE
----
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                            YES  X.  NO
                                                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


COMMON STOCK, $1.00 PAR VALUE                                    Shares  356,844
-----------------------------                                            -------
                                                       Outstanding at Sept. 30,
                                                       1995, (excluding 23,119
                                                       shares held as treasury
                                                       shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q



                                                                      PAGE


Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                        December 31, 1994, and Sept. 30, 1995.          1

                    Consolidated Statements of Income for
                        the three months and nine months
                        ended Sept. 30, 1994 and 1995.                  2

                    Consolidated Statements of Cash Flows
                        for the nine months ended Sept. 30,
                        1994 and 1995.                                  3

                    Notes to Financial Statements                       4

          Item 2.   Management's Discussion and Analysis              5-9

Part II.  Other Information                                           10

Signatures                                                            11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet


                                                 Sept. 30,        December 31
                                                   1995              1994

--------------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . .       $  2,773,397     $  3,073,573
Investment securities:
    Held-to-maturity
        Market value at  9-30-95  9,987,500
                                  ---------
        Market value at 12-31-94  6,952,200          9,961,081        7,002,058
                                  ---------
    Available-for-sale
        Market value at  9-30-95     24,000
                                  ---------
        Market value at 12-31-94     24,000             24,000           24,000
                                   ---------     --------------    -------------
                                                  $ 12,758,478     $ 10,099,631

Loans . . . . . . . . . . . . . . . . . . .         59,984,266       49,138,466
    Plus:  Uncollected earned interest. . .            652,439          383,884
    Less:  Allowance for losses . . . . . .           (894,244)        (925,572)
                                                  -------------    -------------
        Net loans and other receivables . .         59,742,461       48,596,778
                                                  -------------    -------------
Federal funds sold. . . . . . . . . . . . .         32,900,000       36,450,000
Property, equipment and vehicles (net). . .          1,703,228        1,541,059
Other real estate . . . . . . . . . . . . .                -0-              -0-
Goodwill. . . . . . . . . . . . . . . . . .            436,079          436,079
Other assets. . . . . . . . . . . . . . . .            657,142          492,121
                                                  -------------    -------------
    Total assets. . . . . . . . . . . . . .       $108,197,388     $ 97,615,668
                                                  -------------    -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):

    Demand (Non-interest bearing) . . . . .       $ 12,453,367     $ 11,809,963
    Savings, time and demand (Interest
        bearing). . . . . . . . . . . . . .         85,236,830       76,406,333
                                                  -------------    -------------
                                                  $ 97,690,197     $ 88,216,296
                                                  -------------    -------------
Accounts payable and accrued interest payable        1,047,178          598,704
Accrued taxes payable . . . . . . . . . . .            386,164          325,275
                                                  -------------    -------------
    Total liabilities . . . . . . . . . . .       $ 99,123,539     $ 89,140,275
                                                  -------------    -------------
Minority Interest in Consolidated Subsidiary           192,633          178,711
                                                  -------------    -------------
Stockholders' Equity
    Common stock (par value $1; 750,000
        shares authorized, 356,844 shares
        issued including stock held
        in treasury). . . . . . . . . . . .            356,844          356,844
Additional paid-in capital. . . . . . . . .            234,931          234,931
Less cost of treasury stock (23,119 shares
    at 9-30-95 and 23,119 at 12-31-94). . .            (91,303)         (91,303)
                                                  -------------    -------------
        Total contributed capital . . . . .            500,472          500,472
                                                  -------------    -------------
Retained earnings . . . . . . . . . . . . .          8,380,744        7,796,210
                                                  -------------    -------------
Net Unrealized Gain (Loss) on Securities
    Available-for-Sale (Net of Taxes) . . .                -0-              -0-
        Stockholders' equity. . . . . . . .          8,881,216        8,296,682
                                                  -------------    -------------
    Total liabilities and stockholders equity     $108,197,388     $ 97,615,668
                                                  -------------    -------------


The accompanying note is an integral part of these financial statements.
                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ----------------------------     ---------------------------
                                                           Sept. 30         Sept. 30        Sept. 30        Sept. 30
                                                             1995             1994            1995            1994
                                                          -----------      -----------     -----------     -----------
Interest Income:
   Interest and fees on loans                             $1,315,140       $  986,549      $3,609,454      $2,713,253
   Interest on funds sold and securities
      purchased under agreement to resell                    504,677          386,815       1,657,442         913,409
   Interest and dividends on investments
      Securities of U.S. Government and
         government agencies                                 154,259           70,764         360,359         225,512
      Obligations of states, political
         subdivisions and other obligations
         secured by the government                            -0-                  67          -0-                201
                                                          -----------      -----------     -----------     -----------
      Total interest on investments                          658,936          457,646       2,017,801       1,139,122
                                                          -----------      -----------     -----------     -----------
      Total interest income                               $1,974,076       $1,444,195      $5,627,255      $3,852,375
                                                          -----------      -----------     -----------     -----------
Interest expense:
   Interest on deposits                                    1,067,012          667,684       3,110,006       1,699,366
                                                          -----------      -----------     -----------     -----------
      Total Interest expense                               1,067,012          667,684       3,110,006       1,699,366
                                                          -----------      -----------     -----------     -----------
      Net interest income                                    907,064          776,511       2,517,249       2,153,009
Provision for loan losses                                     -0-              -0-             -0-             -0-
                                                          -----------      -----------     -----------     -----------
   Net interest income after provision for
      loan losses                                            907,064          776,511       2,517,249       2,153,009
                                                          -----------      -----------     -----------     -----------
Other income:
   Service charges on deposit accounts                        40,720           35,084         116,887         100,337
   Other service charges, commission and fees                 40,912           39,852         122,317         108,742
   Gain on sale of securities                                    -0-              -0-             -0-             -0-
   Net income- other real estate                                 -0-              -0-             -0-             -0-
   Other income                                               11,997           10,149          36,144          52,940
                                                          -----------      -----------     -----------     -----------
      Total other income                                      93,629           85,085         275,348         262,019
                                                          -----------      -----------     -----------     -----------
Other expenses:
   Salaries and wages                                        249,417          233,287         728,090         677,201
   Employee benefits                                          60,800           56,014         184,306         169,264
   Net occupancy expenses                                     56,425           51,380         154,120         151,002
   Furniture and equipment expenses                           18,087            8,610          51,900          45,204
   Depreciation other than rental property                    22,071           27,096          66,106          72,537
   Net cost-other real estate                                    -0-              -0-            -0-              -0-
   Computer service center                                    22,628           19,525          65,960          57,942
   FDIC-insurance                                             (3,960)          41,771          92,429         115,045
   Professional services                                      26,237           37,423          78,642          83,188
   Advertising                                                19,902           14,041          56,313          29,467
   Other operating expenses                                  133,849          111,518         366,275         338,064
                                                          -----------      -----------     -----------     -----------
      Total other expenses                                   605,456          600,665       1,844,141       1,738,914
                                                          -----------      -----------     -----------     -----------
      Income before income taxes                             395,237          260,931         948,456         676,114
   Less applicable income taxes (Current)                   (144,000)         (96,000)       (350,000)       (257,724)
                                                          -----------      -----------     -----------     -----------
      Income before reduction for minority interest          251,237          164,931         598,456         418,390
   Less minority interest income                              (5,768)          (3,783)        (13,922)        (10,143)
                                                          -----------      -----------     -----------     -----------
      Net income                                          $  245,469       $  161,148      $  584,534      $  408,247
                                                          -----------      -----------     -----------     -----------
      Earnings per share                                  $      .74       $      .48      $     1.75      $     1.22
                                                          -----------      -----------     -----------     -----------



The accompanying note is an integral part of these financial statements.

                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                              Nine Months Ended
                                                        Sept. 30            Sept. 30
                                                          1995                1994
----------------------------------------------------------------------------------------------------
Cash flows and operating activities:
     Net income (loss). . . . . . . . . . . .          $    584,534     $    408,247
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation . . . . . . . . . .             122,351          134,259
               Provision for loan losses. . . .                 -0-              -0-
               Amortization (accretion) of
                   discounts and premium. . . .             (31,992)           8,949
               Other real estate gains/net. . .                 -0-              -0-
               Investment securities gains/net.                 -0-              -0-
               Re-appraisal - other real estate                 -0-              -0-
               (Decrease) increase in interest
                   payable. . . . . . . . . . .             448,474          283,560
               (Increase) decrease in interest
                   receivable . . . . . . . . .            (268,555)        (155,830)
               (Increase) decrease in other
                   assets . . . . . . . . . . .            (165,021)          16,296
               Increase (decrease) in other
                   liabilities. . . . . . . . .              74,811           43,742
                                                       -------------    -------------
Total adjustments. . . . . . . . . . . . . .                180,068          330,976
                                                       -------------    -------------
Net cash provided by (used in) operating
     activities . . . . . . . . . . . . . . .               764,602          739,223
                                                       -------------    -------------
Cash flows from investing activities
     Proceeds from sales of investment securities               -0-              -0-
     Proceeds from maturities of
          investment securities. . . . . . . .            7,005,000        7,000,000
     Purchase of investment securities. . . .            (9,932,031)      (6,989,063)
     Loans made to customers net cash activity          (10,877,128)      (9,716,683)
     Capital expenditure. . . . . . . . . . .              (284,520)        (109,818)
     Proceeds from sale of other real estate.                  -0-              -0-
                                                       -------------    -------------
Net cash provided by (used in) investing
     activities . . . . . . . . . . . . . . .           (14,088,679)      (9,815,564)
                                                       -------------    -------------
Cash flows from financing activities
     Net increase (decrease) in demand deposits,
          NOW accounts, savings accounts and
          certificates of deposit. . . . . . .            9,473,901       16,449,812
     Purchase of treasury stock . . . . . . .                  -0-              -0-
                                                       -------------    -------------
Net cash provided by (used in) financing
     activities . . . . . . . . . . . . . . .             9,473,901       16,449,812
                                                       -------------    -------------
Net increase (decrease) in cash and cash
     equivalents. . . . . . . . . . . . . . .            (3,850,176)       7,373,471
Cash and cash equivalents at beginning of year:
     Cash and due from banks. . . . . . . . .             3,073,573        2,525,487
     Federal funds sold . . . . . . . . . . .            36,450,000       27,675,000
                                                       -------------    -------------
Cash and cash equivalents at beginning of year           39,523,573       30,200,487
                                                       -------------    -------------
Cash and cash equivalents at September 30:
     Cash and due from banks. . . . . . . . .             2,773,397        2,773,958
     Federal funds sold . . . . . . . . . . .            32,900,000       34,800,000
                                                       -------------    -------------
Cash and cash equivalents at September 30:               35,673,397       37,573,958
                                                       -------------    -------------
                                                       -------------    -------------
Supplemental disclosures of cash flow
     information:
          Cash paid for interest . . . . . . .            2,661,532        1,415,805
          Cash paid for income tax . . . . . .              138,718          210,443

The accompanying note is an integral part of these financial statements.
                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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


                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
     Problem loans continue at low levels as a result of continuing, favorable economic conditions in the bank's geographic lending area. The declining problem loan percentages depicted in Table 1 are the result of the brisk loan growth which has occurred, year to date. (Please see Table 2, P-5) In view of these circumstances, the low level of loss exposure in the loan portfolio and the minimal charge-off activity, the bank's loan loss reserve is considered by management to be adequate.

                             TABLE 1  PROBLEM ASSETS

(dollars in thousand)                  Sept. 30         DECEMBER 31
                                                  ------------------------------
                                         1995       1994       1993       1992

Nonaccrual loans                       $  215      $  217     $  313     $  499
Past-due loans (over 90 days)             -0-         -0-        -0-        -0-
Restructured loans                        587         668        546        569
                                       ------      ------     ------     ------
    Total problem loans                $  802      $  885     $  859     $1,068
Foreclosed assets
    Real estate                           -0-         -0-        -0-         91
    In-substance foreclosures             -0-         -0-        -0-        105
    Other                                 -0-         -0-        -0-        -0-
                                       ------      ------     ------     ------
        Total Problem Assets           $  802      $  885     $  859     $1,264
Total problem loans as
    a percentage of total loans           1.3%        1.8%       2.4%       3.5%
Total problem assets as a
    percentage of total loans
    and foreclosed assets                 1.3%        1.8%       2.4%       4.1%


                          TABLE 2  LOAN CONCENTRATIONS

(dollars in thousands)                 Sept. 30             DECEMBER 31
                                                       --------------------
                                         1995           1994         1993
Commercial                             $ 4,576         $ 3,470      $ 2,222
Agricultural                             3,813           3,277        2,776
Real Estate-Construction                 2,117             639          220
Real Estate-Mortgage                    41,169          34,248       25,277
Installment loans to Individuals         8,309           7,504        5,987
                                       -------         -------      -------
    Totals                             $59,984         $49,138      $36,482


                                       (5)

SOURCES AND USES OF FUNDS

    Cash sources for $10,877,128 in loan growth and a $2,927,031 increase in investment securities during the first nine months of 1995 included $9,473,901 in increased deposits, a $3,850,176 decrease in cash equivalents and $764,602 from operating activities. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

    Further loan growth in excess of deposit growth can be accommodated through liquidation of current holdings in the form of cash, federal funds sold, and readily marketable, U.S. Treasury Notes. These liquid asset holdings stood at 46% of liabilities at the end of the current period. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

    As presently configured, the bank stands to benefit slightly from a significant decline in market interest rates. This is primarily a result of the large accumulation of deposits which reprice in the near term coupled with the less frequent and smaller adjustment of loan rates in the same portion of the maturity spectrum. For the same reasons, bank earnings would be slightly lower if market rates increase significantly. (Please see Table 3, P-7)


                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3  - REPRICING SCHEDULE
                                     9-30-95

                                           3 MO.        3-12        1-5       OVER
                                          OR LESS      MONTHS      YEARS     5 YEARS
                                          -------     -------      -----     -------

RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                    10,021      42,499       6,796       437

Federal Funds Sold                         32,900        -0-         -0-       -0-

Taxable Securities **                        -0-        9,961        -0-       -0-

Municipal Bonds                              -0-         -0-         -0-       -0-

    TOTAL                                  42,921      52,460       6,796       437


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit               18,128      25,463       5,437      -0-

NOW Accounts                                1,623        -0-         -0-       -0-

Super NOW Accounts                         20,272        -0-         -0-       -0-

Savings Accounts                            9,977        -0-         -0-       -0-

MMDA Accounts                               4,338        -0-         -0-       -0-

    TOTAL                                  54,338      25,463       5,437      -0-

Interest Rate Sensitivity Gap             (11,417)     26,997       1,359       437

Cumulative Interest Rate
    Sensitivity Gap                       (11,417)     15,580      16,939    17,376


     * Does not include $215,000 in nonaccruing loans or overdrawn demand deposits of $16,000
     **  Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES

                                    TABLE 4
                                    --------
                                    CARRYING          UNREALIZED        UNREALIZED       MARKET
                                      VALUE             GAINS             LOSSES          VALUE
                                    ---------        ---------         ----------      ----------
SEPTEMBER 30, 1995
------------------
(1) Held-to-Maturity:
    U.S. Treasury Securities        9,961,081           26,419               --         9,987,500
    Other                               --                --                 --            --
(2) Available-for-Sale
    Securities Carried at
    Fair Value:
    U.S. Treasury Securities            --                --                 --            --
    Other                              24,000             --                 --            24,000
                                    ---------        ---------         ----------      ----------
                                    9,985,081           26,419               --        10,011,500
                                    ---------        ---------         ----------      ----------

DECEMBER 31, 1994
-----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities        6,997,049            --                49,549       6,947,500
    Other                               5,009            --                   309           4,700
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities            --               --                  --            --
    Other                              24,000            --                  --            24,000
                                    ---------        ---------         ----------      ----------

                                    7,026,058            --                49,858       6,976,200
                                    ---------        ---------         ----------      ----------

DECEMBER 31, 1993
-----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities        7,014,700           9,363                --         7,024,063
    Other                               5,012            --                    27           4,985
(3) Held-for-Sale Securities
    Carried at Lower of
    Aggregate Cost or Market:
    U.S. Treasury Securities            --               --                  --            --
    Other                              24,000            --                  --            24,000
                                    ---------        ---------         ----------      ----------

                                    7,043,712           9,363                  27       7,053,048
                                    ---------        ---------         ----------      ----------


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


                                       (8)

CAPITALIZATION:
--------------
     Increased retained earnings growth, coupled with slowing asset growth during the second and third quarters of 1995 has slowed the decline in the banks' risk based capital ratios and has precipitated a modest reversal in the decline of the banks' Tier 1 leverage ratio. (Please see Table 4, P-9 and Balance Sheet, P-1)


                                TABLE 4 - CAPITAL
                                -----------------
                                                      Sept. 30     December
                                                        1995         1994
Tier 1 risk-based capital
    (minimum is 4%)                                    14.91%       16.29%

Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                                    16.17%       17.55%

Tier 1 leverage (minimum is 3%)                         7.96%        8.19%


RESULTS OF OPERATIONS


NET INTEREST INCOME

    Volume driven increases in loan interest income and volume and rate driven increases in interest on fed funds sold outpaced volume and rate driven increases in deposit interest expense in both the three and nine month periods depicted in the Statement of Income on page 2.

OTHER INCOME AND EXPENSE

    No provision for loan losses was made in the current three or nine month periods due to favorable economic conditions in the bank's lending area, low levels of exposure in the bank's loan portfolio and low charge-off activity.

    Lower FDIC insurance premiums in the third quarter and going forward will have a significant impact on the bank's non-interest expense.

    Growth related increases in wages and employee benefits were the most significant cost increases experienced in the current three and nine month periods. (Please see Statement of Income, P-2)


                                       (9)

                                     PART II

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


                                        THE REPUBLIC CORPORATION



Date:  September 20, 1995               /S/ J. ED EISEMANN, IV
                                        ---------------------------
                                        Chairman of the Board




Date:  September 20, 1995               /S/ Catherine G. Eisemann
                                        ---------------------------
                                        Director


                                      (11)