Form 10-K405
period 1995-12-31
REPUBLIC CORP /TX/
filed 1996-03-25
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1995
                                               -----------------
                            Commission file number 0-8597
                                                   ------
                            THE REPUBLIC CORPORATION
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                TEXAS                                          74-0911766
     ---------------------------------                    -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     5340 Weslayan, P.O. Box 270462
              HOUSTON, TEXAS                                     77277
 (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  (713) 622-9727

             Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------             -----------------------------------------

           NONE                                       NONE
    -------------------             -----------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:

     750,000 SHARES COMMON STOCK, PAR VALUE $1 PER SHARE, OF WHICH 356,844
-------------------------------------------------------------------------------
     ARE OUTSTANDING INCLUDING 23,119 HELD IN TREASURY.
-------------------------------------------------------------------------------

    Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X  No
                                         ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    State the aggregate market value of the voting stock held by non-affiliates of the registrant:
                           $624,115 as of January 31, 1996

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                         Common Stock par value $1 per share
                  333,725 shares outstanding as of December 31, 1995

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         NONE

                                 REPUBLIC CORPORATION
                                      FORM 10-K
                                        INDEX

                                                                          PAGE
                                                                          ----

IMPORTANT TERMS . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I

       ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . .    1-11

       ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . .    12

       ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .    12

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITIES HOLDERS . . . . . . . . . . . . . . . .    12

PART II

       ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . .    12

       ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .    13

       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . .    14-19

       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .    20-39

       ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . .    40

PART III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT . . . . . . . . . . . . . . . . . .    41

       ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .    42

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . .    43

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .    44

PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .    45-46

       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .    47

       SUPPLEMENTAL INFORMATION. . . . . . . . . . . . . . . . . . . .    48

                                   IMPORTANT TERMS


"Registrant" - THE REPUBLIC CORPORATION, a Texas Corporation whose sole purpose is the holding and managing of The First National Bank in Trinidad.

"Bank" - The First National Bank in Trinidad is a commercial bank located in Trinidad, Colorado and Walsenburg, Colorado, also referred to as the "Subsidiary Bank".


"FRB" - The Board of Governors of the Federal Reserve System, the Agency which has responsibility for administering the Bank Holding Company Act of 1956, as amended.

                                        PART I

ITEM I.    Business


                               THE REPUBLIC CORPORATION

     GENERAL. On January 11, 1955, the Registrant was chartered under the laws of the State of Texas as Columbia General Investment Corporation, conducting business in mortgage banking until 1963. In 1960, Columbia General Investment Corporation acquired The Republic Corporation. Shortly thereafter, the name Columbia General Investment Corporation was changed to The Republic Corporation. Also in 1960, the Registrant acquired 75% of the outstanding stock of the First National Bank in Trinidad, Colorado. In 1961, an additional 23% of the stock was purchased, and since then, only qualifying shares for directors and officers of the Bank have been held by other than the Registrant.

     Since discontinuing mortgage banking operations in 1963, the Registrant has carried on no significant operations other than as an advisor to the Bank. In this advisory position, the Registrant coordinates general policies and activities, and assumes primary responsibility for all major decisions of the Bank.

     SUPERVISION AND REGULATION. THE REGISTRANT is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board"). Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking. The Registrant must obtain approval of the Board before acquiring control of a bank or acquiring more than 5 percent of the outstanding voting shares of a company engaged in a "bank-related" business. Under the Act and state laws, the Registrant is subject to certain restrictions as to states in which the Registrant can acquire a bank. National banks are subject to the supervision of, and are examined by the Comptroller of the Currency. State banks are subject to the supervision of the regulatory authorities of the states in which they are located. The subsidiary bank of the Registrant is a member of the Federal Deposit Insurance Corporation, and as such is subject to examination thereby. In private, the primary federal regulator makes regular examinations of the subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by federal and state authorities include the allowance for credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

     BUSINESS. The Registrant is a holding company whose sole business purpose is to hold the stock of the Bank. The operation of the Bank is described as follows:


                           FIRST NATIONAL BANK IN TRINIDAD
                                   SUBSIDIARY BANK


BUSINESS.

     OPERATION OF THE SUBSIDIARY BANK. The Board of Directors and officers of the subsidiary bank are responsible for its operation. However, the Republic Corporation, as the controlling stockholder, coordinates the establishment of goals, objectives and policies for the entire organization, assists the subsidiary bank in the attainment of these objectives and monitors adherence to established policies. The company also monitors adherence to lending and accounting policies, budgetary goals and long-range plans.


     The bank provides the following services:


     COMMERCIAL BANKING SERVICES. The Bank provides a broad range of financial services to a diversified group of commercial, industrial and financial customers in Southern Colorado. Services provided to commercial customers include short and medium term loans, revolving credit arrangements, trade financing, energy related financing, real estate construction lending, capital equipment financing and letters of credit.

     CONSUMER SERVICES. The Bank provides a diverse range of personal services to individuals including savings and time deposit accounts, installment lending, bank check guarantee cards, checking accounts, N.O.W. accounts, mortgage loans, safe deposit facilities, IRA services, money market deposits, and automatic teller facilities.


EMPLOYEES.  The Bank had 44 full time equivalent employees on December 31, 1995.

COMPETITION


    The Bank's primary market area is Trinidad, Colorado, Walsenburg, Colorado and the surrounding communities. In this market are two other banks and a savings and loan association. The deposits of the Bank are larger than those of the savings and loan and larger than those of the other banks. The Bank competes with these institutions in obtaining new deposits, making loans, and providing additional banking services.


MONETARY POLICY.


    The earnings and growth of the banking industry and of the Bank are affected not only by general economic conditions, but also by the credit policies of monetary authorities, particularly the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.


    The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, and as a result of actions by monetary and fiscal authorities, including the Federal Reserve System, interest rates, credits and availability and deposit levels may change due to circumstances beyond the control of The Republic Corporation or the Bank.


STATISTICAL DATA. The following sets forth certain statistical data regarding the Republic Corporation.


I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND DIFFERENTIAL


BALANCE SHEET ANALYSIS


    The following three tables present the consolidated monthly average balance sheet, taxable equivalent interest revenue, interest expense, and average yields and rates.

    Interest income on non-taxable investment securities has been adjusted to reflect the tax benefit of tax exempt income at a marginal rate of 38% for each year presented.

    Non-accruing loans are included for purposes of the analysis of interest earnings on loans.

                             TABLE #1

Year Ended December 31, 1995           Average        Interest       Yield/
(Dollars in Thousands)                 Balance        Rev./Exp.      Rate
ASSETS
    Investment securities:
        Taxable. . . . . . . . . . . . $  9,091       $  516          5.7%
        Tax exempt . . . . . . . . . .     -            -              - %
    Loans. . . . . . . . . . . . . . .   56,938        5,006          8.8%
        Less: Reserve for loan loss. .     (907)
    Funds sold . . . . . . . . . . . .   36,503        2,126          5.8%
                                       ---------      ------         -----
        Total Earning Assets . . . . .  101,625        7,648          7.5%
                                       ---------      ------         -----

    Cash and due from banks. . . . . .    2,061
    Other assets . . . . . . . . . . .    3,158
                                       ---------

        TOTAL ASSETS . . . . . . . . . $106,844
                                       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing demand deposits . $ 28,010       $1,037          3.7%
    Savings deposits . . . . . . . . .    9,411          256          2.7%
    Time deposits. . . . . . . . . . .   49,731        2,875          5.8%
                                       ---------      ------         -----
        TOTAL INTEREST BEARING
        LIABILITIES. . . . . . . . . .   87,152        4,168          4.8%
                                       ---------      ------         -----
NET INTEREST REVENUE . . . . . . . . .                $3,480          2.7%
                                                      ------
                                                      ------
NET INTEREST REVENUE TO EARNING ASSETS                                3.4%

    Demand deposits (non-interest
        bearing) . . . . . . . . . . . $  9,600
    Other liabilities. . . . . . . . .    1,202
    Stockholders' equity . . . . . . .    8,890
                                       --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY . . . . . $106,844
                                       ---------
                                       ---------


                                TABLE #2


Year Ended December 31, 1994              Average        Interest      Yield/
(Dollars in Thousands)                    Balance        Rev./Exp.     Rate

ASSETS
    Investment securities:
        Taxable. . . . . . . . . . . . .  $ 6,995        $  296         4.2%
       Tax exempt . . . . . . . . .       5                   5        10.0%
   Loans. . . . . . . . . . . . . . . .    43,109         3,760         8.7%
       Less: Reserve for loan loss. . .      (942)
   Funds sold . . . . . . . . . . . . .    32,638         1,389         4.3%
                                          --------       ------        -----
       Total Earning Assets . . . . . .    81,805         5,446         6.7%
                                          --------       ------        -----

   Cash and due from banks. . . . . . .     2,816
   Other assets . . . . . . . . . . . .     2,813
                                          --------
       TOTAL ASSETS . . . . . . . . . .   $87,434
                                          --------
                                          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand deposits . .   $27,068        $  812         3.0%
   Savings deposits . . . . . . . . . .     9,414           320         3.4%
   Time deposits. . . . . . . . . . . .    30,277         1,341         4.4%
                                          --------       ------        -----
       TOTAL INTEREST BEARING
       LIABILITIES. . . . . . . . . . .    66,759         2,473         3.7%
                                          --------       ------        -----

NET INTEREST REVENUE . . . . . . . . . .                 $2,973         3.0%
                                                         ------
                                                         ------
NET INTEREST REVENUE TO EARNING ASSETS .                                3.6%

   Demand deposits (non-interest
       bearing) . . . . . . . . . . . .   $11,855
   Other liabilities. . . . . . . . . .       661
   Stockholders' equity . . . . . . . .     8,159
                                          --------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY . . . . . .   $87,434
                                          --------
                                          --------



                                       TABLE #3

Year Ended December 31, 1993              Average        Interest      Yield/
(Dollars in Thousands)                    Balance        Rev./Exp.     Rate
ASSETS
   Investment securities:
       Taxable. . . . . . . . . . . . .   $ 7,057        $  316         4.5%
       Tax exempt . . . . . . . . . . .         5             5        10.0%
   Loans. . . . . . . . . . . . . . . .    33,016         3,214         9.7%
       Less: Reserve for loan loss. . .      (895)
   Funds sold . . . . . . . . . . . . .    27,613           817         3.0%
                                          --------       ------        -----
       Total Earnings Assets               66,796         4,348         6.5%
                                          --------       ------        -----

   Cash and due from banks. . . . . . .     2,300
   Other assets . . . . . . . . . . . .     2,664
                                          --------


       TOTAL ASSETS  . . . . . . . . .    $71,760
                                          --------
                                          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand deposits . .   $25,471        $  770         3.0%
   Savings deposits . . . . . . . . . .     8,173           258         3.2%
   Time deposit . . . . . . . . . . . .    19,946           780         3.9%
                                          --------       ------        -----

       TOTAL INTEREST BEARING
       LIABILITIES. . . . . . . . . . .    53,590         1,808         3.4%
                                          --------       ------        -----

NET INTEREST REVENUE . . . . . . . . . .                 $2,540         3.1%
                                                         ------
                                                         ------

NET INTEREST REVENUE TO EARNING ASSETS .                                3.8%

   Demand deposits (non-interest
       bearing) . . . . . . . . . . . .   $ 9,863
   Other liabilities. . . . . . . . . .       600
   Stockholders' Equity . . . . . . . .     7,707
                                          --------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY . . . . . .   $71,760
                                          --------
                                          --------


                                          6

    The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.


Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)


                                       TABLE #4


                                                1995 VS 1994                 1994 VS 1993
                                            ---------------------------------------------------------------------------------
                                                          Yield/                                       Yield/
                                            Volume         Rate           Total          Volume         Rate           Total
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
    interest income on:
Loans. . . . . . . . . . . .                $1,203         $  43          $1,246         $  887         $(341)         $  546
Investment securities. . . .                   105           114             219           -              (20)            (20)
Federal funds sold . . . . .                   219           518             737            186           386             572
                                            ------         ------         ------         -------        ------         -------
                                             1,527           675           2,202          1,073            25           1,098
                                            ------         ------         ------         -------        ------         -------
Increase (decrease) in
    interest expense on:
Demand deposits. . . . . . .                    27           134             161             42           -                42
Savings. . . . . . . . . . .                  -              -              -                45            17              62
Time deposits. . . . . . . .                 1,030           504           1,534            454           107             561
                                            ------         ------         ------         -------        ------         --------
                                             1.057           638           1,695            541           124             665
                                            ------         ------         ------         -------        ------         --------

Net interest income. . . . .                $  470         $  37          $  507         $  532         $ (99)         $  433
                                            ------         ------         ------         -------        ------         --------
                                            ------         ------         ------         -------        ------         --------




    The volume/rate variance was allocated to rate based on the percentage increase or decrease in relation to the total previous year rates with the remainder allocated to volume.

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments held for sale):

                                       TABLE #5

December 31
(Dollars in thousands)                      1995           1994           1993
-------------------------------------------------------------------------------
U.S. Government Securities. . . . . . .   $ 9,978        $ 6,997        $ 7,015
States and political subdivisions . . .         -              5              5
Other bonds, notes and securities . . .        24             24             24
                                          -------        -------        -------
Total                                     $10,002        $ 7,026        $ 7,044
                                          -------        -------        -------
                                          -------        -------        -------

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands and a 38% rate has been used for converting tax-exempt interest to a taxable-equivalent basis.

                                       TABLE #6

                                                     States and      Federal
                                  U.S. Government     Political    Reserve Bank
                                     Securities     Subdivisions      Stock
                                  ---------------   ------------   ------------
                                   Amount/Yield     Amount/Yield   Amount/Yield
                                  ---------------   ------------   ------------
Within one year. . . . . . .       $9,978    6.2%   $ -      -%    $ -      -%
After one year
      through five years. . .          -       -%     -      -%      -      -%
After five years
      through ten years . . .          -       -%     -      -%      -      -%
After ten years . . . . . . .          -       -%     -      -%     24    7.5%
                                  -------    ----   ------  ----   ----   ----
TOTAL                              $9,978    6.2%   $ -      -%    $24    7.5%
                                  -------    ----   ------  ----   ----   ----
                                  -------    ----   ------  ----   ----   ----

III.     LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                       TABLE #7

                                                    December 31,   December 31,
                                                        1995           1994
      Commercial. . . . . . . . . . . . . . .             $ 4,892        $ 3,470
      Agricultural. . . . . . . . . . . . . .               3,676          3,277
      Real Estate - Construction. . . . . . .               1,584            639
      Real Estate - Mortgage. . . . . . . . .              44,594         34,248
      Installment loans to individuals. . . .               8,679          7,504
                                                          -------        -------
         Total                                            $63,425        $49,138
         -----                                            -------        -------
                                                          -------        -------

      There were no foreign loans at December 31, 1995 or December 31, 1994.

      Commercial, agricultural and real estate - construction loans at December 31, 1995 are presented by maturity as follows (dollars in thousands):


                              TABLE #8
                                               Due After
                             Due in One        One Year          Due After
                           Year or Less    Through Five Years    Five Years
                           ------------    ------------------    ----------
Commercial:
     Fixed rates.  . . .  3,545                 -                     -
     Adjustable rates. .  1,347                 -                     -
Agricultural:
     Fixed rates . . . .  2,611                 172                   -
     Adjustable rates. .    153                 497                   244
Real Estate -
Construction:
     Fixed rates . . . .    959                 625                   -
     Adjustable rates. .    -                   -                     -

     Within the loan portfolio are loans which are considered non-performing. Included in the table below are past due loans which are defined as past due (1) single payment notes - these are considered past due 15 days or more after maturity; (2) single payment loans, with interest payable at stated intervals, and demand notes - these are considered past due when an interest payment is due and unpaid for 15 days; (3) consumer, mortgage, or term business installment loans - these loans are past due in whole after one installment is due and unpaid for 30 days or one month. When an installment payment is past due, the entire unpaid balance is past due; (4) overdrafts are considered past due when not paid in 15 days. Such loans remain in past due status until all past due payments are made.

                                TABLE #9

December 31 (Dollars in thousands)                              1995   1994
-------------------------------------------------------------------------------
Non-accrual loans. . . . . . . . . . . . . . . . . . . . .     $183    $217
Loans which are contractually past due 90 days or more
     as to interest or principal, but have not been put
     on a non-accrual basis (See discussion below) . .. . .      -       -
Loans restructured to provide concessions to the
     borrower in order to maximize the recovery
     possibility of the bank . . . . . . . . . . . . .. . .     593     668

     Foregone interest on restructured loans in 1995 was 14 thousand on recognized income of 36 thousand. 1994 interest included was 47 thousand with foregone interest of 19 thousand.

     Past due and renegotiated loans as described above are defined as non-performing loans for purposes of this discussion.

     Non-accrual loans are defined as loans on which, in the opinion of management, the collection of interest has become uncertain. Management places loans on non-accrual status when loans become past due thirty days or if, in their judgment, the ability of the borrower to service the debt has become impaired.

     Interest is not taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay interest and principal. Placing a loan on non-accrual status for the purpose of income recognition is not by itself a reliable indicator of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indicators of potential loss.

     Management has no information that would indicate that any loans on hand at December 31, 1995 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                      TABLE #10

                                                          1995           1994
                                                        --------       --------
Balance - Beginning of year. . . . . . . . . . . . . .  $   926        $   956
                                                        --------       --------
Charge-offs:
     Commercial. . . . . . . . . . . . . . . . . . . .     -              -
     Agricultural. . . . . . . . . . . . . . . . . . .     -              -
     Real Estate - Construction. . . . . . . . . . . .     -              -
     Real Estate - Mortgage. . . . . . . . . . . . . .     -                 4
     Installment loans to individuals. . . . . . . . .       73             42
                                                        --------       --------
                                                        $    73        $    46
                                                        --------       --------

Recoveries:
     Commercial. . . . . . . . . . . . . . . . . . . .  $     4        $     5
     Agricultural. . . . . . . . . . . . . . . . . . .     -              -
     Real Estate - Construction. . . . . . . . . . . .     -              -
     Real Estate - Mortgage. . . . . . . . . . . . . .     -              -
     Installment loans to individuals. . . . . . . . .       11             11
                                                        --------       --------
                                                        $    15        $    16
                                                        --------       --------
Net Charge-offs (recoveries) . . . . . . . . . . . . .  $    58        $    30
                                                        --------       --------

Provision - Charged to operations. . . . . . . . . . .  $  -           $  -
                                                        --------       --------

Balance - End of Year. . . . . . . . . . . . . . . . .  $   868        $   926
                                                        --------       --------
                                                        --------       --------

Average loan balance outstanding . . . . . . . . . . .  $56,938        $43,109
                                                        --------       --------
                                                        --------       --------
Percentage of net charge offs to
average loans outstanding. . . . . . . . . . . . . . .      .1%            .07%
                                                        --------       --------

     There was no provision for loan losses in 1995 and 1994 due to the continued reduction of loss exposure in the loan portfolio.

     The allocation of the allowance is as follows (dollars in thousands):

                                      TABLE #11

                                  December 31,               December 31,
                                      1995                       1994
                        --------------------------    ------------------------
                                  Percent of Loans            Percent of Loans
                                  in Each Category            in Each Category
                        Amount     to Total Loans     Amount   to Total Loans
                        ------    ----------------    ------  ----------------

 Commercial . . . . . . $   11           7.7%         $ 24          7.1%
Agricultural. . . . . .      9           5.8%           15          6.7%
Real Estate -
  Construction. . . . .      -           2.5%            -           .9%
Real Estate-Mortgage. .      3          70.3%            -         70.1%
Installment Loans . . .     23          13.7%           27         15.2%
Unallocated . . . . . .    822           N/A           860          N/A
                          ----         -----           ----       -----
                          $868           100%          $926         100%
                          ----         -----           ----       -----
                          ----         -----           ----       -----

V. Deposits

   The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

   At December 31, 1995, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $11,692,086. The deposits by time remaining until maturity were (dollars in thousands):


                                      TABLE #12
     3 months or less                                  $4,358
     Over 3 through 6 months                            4,254
     Over 6 through 12 months                           2,580
     Over 12 months                                       500
                                                       ------
                                                       11,692
                                                       ------

                                                       ------

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 1995 was $868,000.

                                      TABLE #13
For the year ended December 31                  1995          1994           1993
------------------------------                  ----          ----           ----
Return on Assets (Net income divided by
      average total assets) . . . . . . . . .     9%           .6%            .6%
Return on Equity (Net income divided by
      average equity) . . . . . . . . . . . .   9.2%          6.9%           5.4%
Dividend Payout Ratio (Dividends declared per
      share divided by net income per share).     0%            0%            0%
Equity to Assets Ratio (Average equity
      divided by average total assets). . . .   8.3%          9.3%          10.7%

ITEM 2.   Properties:

     The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado. Approximately one-third (1/3) of the building is utilized by the bank. The remaining space is leased to other businesses. Additionally, a bank building in Walsenburg, Colorado was acquired in 1992. Banking operations at this location began in October of 1993. In 1995, two automatic teller locations were added. One is in Trinidad and the other is in La Veta, Colorado. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.


ITEM 3.    Legal Proceedings:

     Not applicable.

ITEM 4.    Submission of Matters to a Vote of Securities Holders:

     Not applicable.



                                       PART II

ITEM 5.   Market for The Republic Corporation's stock.

     (a) The Articles of Incorporation do not restrict the marketability of the Republic Corporation stock. However, due to the limited number of shares outstanding, it is not anticipated that an active market for the shares will develop. Shares may be purchased by The Republic Corporation, but there is no assurance that the Corporation will do so.

     (b) There were approximately 1,757 shareholders as of the date of this annual report.

          Holders of Republic Corporation shares are entitled to their pro-rata share of any dividends paid on the shares. However, because the Corporation has no income other than distributions received on its equity in The First National Bank in Trinidad, Colorado, its ability to pay dividends depends upon its receipt of Bank distributions. Decisions as to the declaration and payment of dividends, subject to the availability of funds for this purpose, rest exclusively with The Republic Corporation Board of Directors.

     (c) No dividends have been declared in 1995 or 1994 and management has no intention to declare dividends in the immediate future.

ITEM 6.  Selected financial data:

    The following table presents certain key financial information.

                                      TABLE #14


Selected Financial Data (Taxable Equivalent Basis) (1)
Year Ended December 31
(DOLLARS IN THOUSANDS)                      1995           1994           1993           1992           1991
---------------------------------------------------------------------------------------------------------------

Interest income. . . . . . . . . . .       $7,648         $5,446         $4,348         $4,797         $5,262
Interest expense . . . . . . . . . .        4,168          2,473          1,808          2,473          3,394
                                           ------         ------         ------         ------         ------
   Net interest income . . . . . . .        3,480          2,973          2,540          2,324          1,868
Provision for Loan Losses. . . . . .         -              -               115            115            118
                                           ------         ------         ------         ------         ------
   Net interest income after
       Provision for loan losses . .        3,480          2,973          2,425          2,209          1,750
Non-interest income. . . . . . . . .          389            357            325            360            330
Securities gains . . . . . . . . . .         -              -               192            864            371
Non-interest expense:
   Personnel expenses. . . . . . . .        1,266          1,137          1,000            917            800
   Other expenses. . . . . . . . . .        1,388          1,329          1,287          1,049            896
                                           ------         ------         ------         ------         ------
Income before income taxes . . . . .        1,215            864            655          1,467            755
Taxable-equivalent adjustment. . . .         -                 1              1             12             14
Applicable income taxes. . . . . . .          378            284            230            485            254
                                           ------         ------         ------         ------         ------
Income before reduction for minority
   interest or security gains or
   losses. . . . . . . . . . . . . .          837            579            424            970            487
Less minority interest . . . . . . .           20             14              9            (20)            10
                                           ------         ------         ------         ------         ------

Net Income . . . . . . . . . . . . .       $  817         $  565         $  415         $  950         $  477
                                           ------         ------         ------         ------         ------
                                           ------         ------         ------         ------         ------

Net income per common share (2). . .       $ 2.44         $ 1.69         $ 1.24         $ 2.84         $ 1.42
                                           ------         ------         ------         ------         ------
                                           ------         ------         ------         ------         ------

Dividends declared per common share(2)     $    0         $    0         $    0         $    0         $    0
                                           ------         ------         ------         ------         ------
                                           ------         ------         ------         ------         ------


(1) Interest income has been adjusted to reflect the tax benefit of tax exempt income at a marginal tax rate of 38% for all years presented.

(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.


Selected Year End Balances:
(DOLLARS IN THOUSANDS)                      1995           1994           1993           1992           1991
---------------------------------------------------------------------------------------------------------------

Loans. . . . . . . . . . . . . . . .       63,425         49,138         36,482         30,454         27,179
Total assets . . . . . . . . . . . .      109,018         97,616         75,648         71,270         69,352
Long-term debt . . . . . . . . . . .         -0-             -0-            -0-            -0-            -0-


ITEM 7. Management's discussion and analysis of financial condition and results of operations:

    FINANCIAL CONDITION

    ASSET QUALITY

                                      TABLE #15


DECEMBER 31 (DOLLARS IN THOUSANDS)                      1995           1994           1993           1992           1991
-------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans. . . . . . . . . . . . . . .           183            217            313            499            398
Past-due loans(*) . . . . . . . . . . . . . .           -             -              -              -              -
Restructured loans. . . . . . . . . . . . . .           593            668            546            569            748
                                                     ------          -----          -----          -----          -----
   Total problem loans. . . . . . . . . . . .           776            885            859          1,068          1,146

Foreclosed Assets
   Real estate. . . . . . . . . . . . . . . .           -             -              -                91            303
   In-substance foreclosures. . . . . . . . .           -             -              -               105             40
   Other. . . . . . . . . . . . . . . . . . .           -             -              -              -              -
                                                     ------          -----          -----          -----          -----
       Total problem assets . . . . . . . . .           776            885            859          1,264          1,489

Total problem loans as a
   percentage of total loans. . . . . . . . .           1.2%          1.8%           2.4%           3.5%           4.2%

Total problem assets as a percentage of
   total loans and foreclosed assets. . . . .           1.2%          1.8%           2.4%           4.1%           5.4%

Reserve coverage ratio (*)(*) . . . . . . . .         112.0%         104.6%         111.3%         76.8%          63.3%



(*) Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments

(*)(*)   Allowance for loan losses divided by problem loans

    The continuing migration of residents to both Las Animas and Huerfano Counties, and the favorable spin-off into the local retail and service sectors, has resulted in the improved problem loan levels depicted in Table 15. The larger part (approximately two thirds) of the percentage improvement is due, however, to loan growth. (See also Table #7, P-8)

    In spite of an improved reserve coverage ratio, and a generally healthy business sector in the bank's market area, there have been indications of a slight deterioration in the performance of the bank's consumer loan portfolio, evidenced by an increase in net charge-offs in 1995. While 1995 reserve levels remain adequate, the bank is exercising caution in 1996 by adopting a modest loan loss provision. This, we believe, is most prudent, especially in view of the closure in late 1995 of a local coal mine, a move which is expected to idle approximately 200 workers. (Please see Table #15 and Table #10, P-10)

    Loans secured by real estate represented 73% of total loans on December 31, 1995. All of the real property serving as collateral for these loans lies within Las Animas, Huerfano or adjacent counties, with 59% consisting of 1-4 family homes, 31% commercial properties and 6% farm and ranch properties. The bank does not sell any of its loans in the secondary market and does not buy or sell participation loans. (Please see Table #7, P-8)

SOURCES AND USES OF FUNDS

    Deposit growth for 1995 was just under half of that which was experienced in 1994, a likely result of the cessation of Federal Reserve tightening moves at mid-year and the effect of same on the relative attractiveness of the bank's time deposit offerings when compared with those of local competitors and compared with investment product alternatives. (Please see STATEMENT OF CASH FLOWS, P-24, and BALANCE SHEET, P-22)

    This deposit growth, together with funds provided by operations and a substantial reduction in cash and cash equivalents, was largely deployed into continued loan growth and, to a lesser extent, investment securities and capital expenditures. (Please see STATEMENT OF CASH FLOWS, P-24)


LIQUIDITY

    Loan growth exceeded deposit growth in 1995 by an amount in excess of 4 million dollars. This resulted in a significant reduction in liquid assets, and, more importantly, a reduction in the percentage of liabilities covered by same. In 1995, average holdings of cash and due from banks, readily marketable securities and federal funds sold represented 49% of average liabilities, compared with 54% in 1994 and 58% in 1993. (Please see Tables #1-3, P-4-6)

                                      TABLE #16

                              INTEREST RATE SENSITIVITY





DECEMBER 31, 1995 (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
                                                      3 Mo           3-12           1-5            Over
                                                     OR LESS        MONTHS         YEARS          5 YEARS
                                                     -------        ------         -----          -------

Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans (*). . . . . . . . . . . . . . . . .           19,287         36,256          7,258            414

Federal Funds Sold . . . . . . . . . . .             30,650           -0-            -0-            -0-

Taxable Securities(*)(*) . . . . . . . . . .          -0-            9,978           -0-            -0-

Municipal Bonds. . . . . . . . . . . . .                -0-           -0-            -0-            -0-

   TOTAL. . . . . . . . . . . . . . . .              49,937         46,234          7,258            414

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit . . . . . .             16,411         29,449          3,870           -0-

NOW Accounts . . . . . . . . . . . . . .              1,887           -0-            -0-            -0-

Super NOW Accounts . . . . . . . . . . .             20,606           -0-            -0-            -0-

Savings Accounts . . . . . . . . . . . .              9,457           -0-            -0-            -0-

MMDA Accounts. . . . . . . . . . . . . .              4,050           -0-            -0-            -0-

   TOTAL. . . . . . . . . . . . . . . .              52,411         29,449          3,870           -0-

Interest Rate Sensitivity Gap. . . . . .             (2,474)        16,785          3,388            414

Cumulative Interest Rate
   Sensitivity Gap. . . . . . . . . . .              (2,474)        14,311         17,699         18,113


(*) Does not include $183 thousand in nonaccruing loans and $27 thousand in overdrafts.

(*)(*) Does not include $24 thousand in Federal Reserve Bank Stock.

    The positive gap figure (assets exceeding liabilities), particularly in the 3-12 month time frame depicted in Table 16, is not an accurate predictor of what would normally be anticipated as lower earnings in a declining interest rate environment, such as that which has occurred since July of 1995. This is true because of the bank's practice of adjusting loan rates far less frequently and in far lesser magnitude than that which is experienced in national markets. Earnings results can therefore be expected to be substantially unaffected by any likely scenario regarding Federal Reserve monetary policy.

INVESTMENT SECURITIES

                                      TABLE #17
                                  AND FOOTNOTES 1-3



                                            Carrying        Unrealized      Unrealized     Market
                                              VALUE           GAINS           LOSSES       VALUE
                                            ---------       ----------      ----------   ----------

DECEMBER 31, 1995
(1) Held-to-Maturity:
   U.S. Treasury Securities                  9,977,841         31,534           -        10,009,375
   Other                                          -              -              -              -
(2) Available-for-Sale Securities
   Carried at Fair Value:
   U.S. Treasury Securities                       -              -              -              -
   Other                                        24,000           -              -            24,000
                                            10,001,841         31,534           -        10,033,375

DECEMBER 31, 1994
(1) Held-to-Maturity:
   U.S. Treasury Securities                  6,997,049           -            49,549      6,947,500
   Other                                         5,009           -               309          4,700
(2) Available-for-Sale Securities
   Carried at Fair Value:
   U.S. Treasury Securities                       -              -              -              -
   Other                                        24,000           -              -            24,000
                                             7,026,058          -             49,858      6,976,200

DECEMBER 31, 1993
(1) Held to Maturity
   U.S. Treasury Securities                  7,014,700          9,363           -         7,024,063
   Other                                         5,012           -                27          4,985
(3) Held-for-Sale Securities
   Carried at Lower of Aggregate
   Cost or Market:
   U.S. Treasury Securities                       -              -              -              -
   Other                                        24,000           -              -            24,000
                                             7,043,712          9,363             27      7,053,048


(1) Securities which the Bank has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purposes and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value had occurred. Cost of securities sold is determined on the specific identification method.

(2) Securities that the bank may sell in response to changes in market conditions or in the balance sheet objectives of the bank. Securities in this category will be reported at the fair market value. Unrealized gains or losses (net of tax) will be reported as a separate item in the shareholder's equity section of the balance sheet. Adjustments will be recorded at least quarterly.

(3) Securities which the bank had determined would be held for indefinite periods (no stated intent to hold until maturity). These securities were accounted for at the lower of their cost or market value.

    Current securities holdings consist of one $10,000,000.00 par value, U.S. TREASURY NOTE, which matures within 4 months. The bank has pledged the majority of this asset to the State of Colorado in order to collateralize public deposit holdings and a similar investment will likely be acquired as a replacement prior to maturity. (Please see Table #17, P-17 and Note 2, P-28-29)


CAPITAL

    Tier 1 and total risk based capital ratios ended 1995 at 14.73% and 15.99%, respectively, compared with 16.29% and 17.55% in 1994 and 20.06% and 21.33% in 1993. This decline is a result of the rate of asset growth exceeding the rate of retained earnings growth over the past 3 years and loan growth coupled with the higher risk weighing given to loans versus cash equivalents in the risk based capital calculation. The leverage ratio stood at 8.09% at year end, 1995, compared with 8.19% in 1994 and 9.83 in 1993.


RESULTS OF OPERATIONS


NET INTEREST INCOME

    Net interest income continued to advance on a dollar basis and yet decline when expressed as a percentage of average earnings assets. As seen in Table #14, P-13, net interest income increased in each of the last 4 years. Net interest income, expressed as a percentage of average earning assets, however, ended 1995 at 3.42% compared with 3.63% in 1994 and 3.80% in 1993. (Please see also Tables #1-3, P-4-6)

    Increased loan volume, coupled with somewhat higher average rates on Federal Funds sold, were largely responsible for the improved dollar level of net interest income in 1995, in spite of the countervailing effect of time deposit growth. (Please see Table #4, P-7)


OTHER INCOME AND EXPENSE

    Notwithstanding the effects of securities gains taken in years leading up to and including 1993, growth in non-interest expense has steadily outpaced growth in non-interest income in each of the past four years. (Please see Table #14, P-13)

Growth factors have disproprotionately impacted expense items, principally with regard to salaries and other costs associated with expanded facilities and operating levels. The elimination of FDIC insurance premiums in 1996, however, will afford a measure of improvement. (Please see STATEMENT OF INCOME, P-23)

    Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

ITEM 8.  Financial statements and supplementary data.

    Index to Financial Statements of
         The Republic Corporation and Subsidiary                PAGE

    Accountant's Report. . . . . . . . . . . . . . . . . . . .  21

    Balance Sheets as of December 31, 1995 and 1994. . . . . .  22

    Statement of Income for the three years ended
         December 31, 1995 . . . . . . . . . . . . . . . . . .  23

    Statement of Cash Flows for the three years ended
         December 31, 1995 . . . . . . . . . . . . . . . . . .  24-25

    Statement of Changes in Stockholders' Equity
         for the three years ended December 31, 1995 . . . . .  26

    Notes to Financial Statements. . . . . . . . . . . . . . .  27-39

                             INDEPENDENT AUDITOR'S REPORT


The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 1995, in conformity with generally accepted accounting principles.




/s/ Dixon, Waller & Co.
-------------------------
   Dixon, Waller & Co.

Trinidad, Colorado
February 1, 1996

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet

December 31                                          1995          1994
--------------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . . . .   $  2,362,761   $ 3,073,573
Investment securities:
    Held to maturity
         Market value at 12-31-95 - 10,009,375
         Market value at 12-31-94 -  6,952,200.      9,977,841     7,002,058
    Available for Sale. . . . . . . . . . . . .         24,000        24,000
                                                  ------------   -----------
                                                    12,364,602    10,099,631
                                                  ------------   -----------

Loans . . . . . . . . . . . . . . . . . . . . .     63,425,397    49,138,466
    Plus:  Uncollected earned interest. . . . .        537,718       383,884
    Less:  Allowance or losses. . . . . . . . .       (868,026)     (925,572)
                                                  ------------   -----------
         NET LOANS AND OTHER RECEIVABLES . . . .    63,095,089    48,596,778
                                                  ------------   -----------

Federal funds sold. . . . . . . . . . . . . . .     30,650,000    36,450,000
Property, equipment and vehicles (Net). . . . .      1,801,814     1,541,059
Other real estate . . . . . . . . . . . . . . .           -             -
Goodwill. . . . . . . . . . . . . . . . . . . .        436,079       436,079
Other assets. . . . . . . . . . . . . . . . . .        670,495       492,121
                                                  ------------   -----------

    Total Assets. . . . . . . . . . . . . . . .   $109,018,079   $97,615,668
                                                  ------------   -----------
                                                  ------------   -----------
Liabilities and Stockholders' Equity

Deposits (Domestic):
    Demand (noninterest bearing). . . . . . . .   $ 10,768,809   $11,809,963
    Savings, time and demand (interest bearing)     87,503,951    76,406,333
                                                  ------------   -----------
                                                    98,272,760    88,216,296
                                                  ------------   -----------
Accounts payable and accrued interest payable .      1,008,148       598,704
Accrued taxes payable . . . . . . . . . . . . .        425,902       325,275
                                                  ------------   -----------
    Total liabilities . . . . . . . . . . . . .     99,706,810    89,140,275
                                                  ------------   -----------

Minority Interest in Consolidated Subsidiary. .        197,478       178,711
                                                  ------------   -----------

Stockholders' Equity
    Common stock (par value $1; 750,000 shares
         authorized, 356,844 shares issued
         including stock held in treasury . . .        356,844       356,844
    Additional paid-in capital. . . . . . . . .        234,931       234,931
    Less cost of treasury stock (23,119 shares
         at 12/31/95, 23,119 shares at 12/31/94)       (91,303)      (91,303)

                                                  ------------   -----------
              Total contributed capital . . . .        500,472       500,472
                                                  ------------   -----------
Retained earnings . . . . . . . . . . . . . . .      8,613,319     7,796,210
                                                  ------------   -----------
    Stockholders' equity. . . . . . . . . . . .      9,113,791     8,296,682
                                                  ------------   -----------
         Total liabilities and
             stockholders' equity . . . . . . .   $109,018,079   $97,615,668
                                                  ------------   -----------
                                                  ------------   -----------


The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income



Year Ended December 31                          1995           1994           1993
--------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans. . . . .     $5,005,568     $3,760,091     $3,213,814
    Interest on federal funds sold. . .      2,126,113      1,389,369        816,594
    Interest and dividends on
    investments:
         Securities of U.S.
              government agencies . . .        516,366        296,316        316,098
    Obligations of states, political
         subdivisions and other obli-
         gations secured by the
         government . . . . . . . . . .            125            267            269
                                            -----------    -----------    -----------
         Total interest on investments.      2,642,604      1,685,952      1,132,961
                                            -----------    -----------    -----------

         Total interest income. . . . .      7,648,172      5,446,043      4,346,775
                                            -----------    -----------    -----------

Interest expense:
    Interest on deposits. . . . . . . .      4,168,021      2,473,418      1,807,990
                                            -----------    -----------    -----------
         Total interest expense . . . .      4,168,021      2,473,418      1,807,990
                                            -----------    -----------    -----------
         Net interest income. . . . . .      3,480,151      2,972,625      2,538,785
Provision for loan losses. . . . . . . .          -              -          (115,354)
                                            -----------    -----------    -----------
    Net interest income after
         provision for loan losses. . .      3,480,151      2,972,625      2,423,431
Other income:
    Service charges on deposit accounts        157,384        150,627        136,930
    Other service charges,
         commissions and fees . . . . .        162,998        131,574        114,407
    Gain on sale of securities. . . . .           -              -           192,288
    Net Income - Other Real Estate. . .           -              -            19,838
    Other income. . . . . . . . . . . .         68,375         74,509         54,322
                                            -----------    -----------    -----------
         Total other income . . . . . .        388,757        356,710        517,785
                                            -----------    -----------    -----------
Other expenses:
    Salaries and wages. . . . . . . . .      1,092,575        979,191        848,054
    Employee benefits . . . . . . . . .        173,784        158,185        152,208
    Net occupancy expenses. . . . . . .         92,527         78,494         72,372
    Furniture and equipment expense . .         81,683         77,084         55,655
    Depreciation other than
         rental property. . . . . . . .        177,414        189,842        132,664
    Operating Loss. . . . . . . . . . .           -              -           132,280
    Computer service center . . . . . .         93,759         73,186         66,725
    FDIC Insurance. . . . . . . . . . .        102,024        156,816        140,617
    Professional services . . . . . . .         88,200         87,809         82,673
    Advertising . . . . . . . . . . . .        111,998         78,749         88,710
    Other operating expenses. . . . . .        639,879        587,128        514,585
                                            -----------    -----------    -----------
         Total other expenses . . . . .      2,653,843      2,466,484      2,286,543
                                            -----------    -----------    -----------
         Income before income taxes . .      1,215,065        862,851        654,673
                                            -----------    -----------    -----------
Less applicable income taxes (Current) .       378,289        283,718        230,443
                                            -----------    -----------    -----------
    Income before reduction
         for minority interest. . . . .        836,776        579,133        424,230
Less minority interest in income               (19,667)       (14,157)        (9,212)
                                            -----------    -----------    -----------
    Net income. . . . . . . . . . . . .        817,109        564,976        415,018
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
    Earnings per share. . . . . . . . .          $2.44          $1.69          $1.24
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------



The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               STATEMENT OF CASH FLOWS



December 31                                  1995           1994           1993
--------------------------------------------------------------------------------------
Cash flows and operating activities:
Net income (loss). . . . . . . . . . . $   817,109    $   564,976    $   415,018
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation. . . . . . . . . . .      183,216        195,832        138,894
    Provision for loan losses . . . .         -              -           115,354
    Amortization (accretion) of
         discounts and premiums . . .      (48,752)         6,717         92,845
    Other real estate gains/net . . .       (1,000)          -           (19,838)
    Re-appraisal - other real estate          -              -              -
    Gain on sale of securities. . . .         -              -          (192,288)
    (Decrease) increase in
         interest payable . . . . . .      409,444        290,867        (80,059)
    (Increase) Decrease in
         interest receivable. . . . .     (153,834)       (61,166)         1,010
    (Increase) decrease in
         other assets . . . . . . . .     (178,374)         3,383        307,945
    Increase (decrease) in
         other liabilities. . . . . .      119,394         85,243       (244,683)
                                       ------------   ------------   ------------
              Total adjustments . . .      330,094        520,876        119,180
                                       ------------   ------------   ------------
Net cash provided by (used in)
operating activities . . . . . . . . .   1,147,203      1,085,852        534,198
                                       ------------   ------------   ------------

Cash flows from investing activities:
Proceeds from sales of investment
    securities. . . . . . . . . . . .         -              -         7,280,000
Proceeds from maturities of
    investment securities . . . . . .    7,005,000      7,000,000          -
Purchase of investment securities. . .  (9,932,031)    (6,989,063)         -
Loans made to customers-net
    cash activity . . . . . . . . . .  (14,344,477)   (12,686,557)    (5,908,250)
Capital expenditures . . . . . . . . .    (443,971)      (113,425)      (414,726)
Proceeds from sale
    of other real estate. . . . . . .        1,000           -           116,450
                                       ------------   ------------   ------------
Net cash provided by
(used in) investing activities . . . . (17,714,479)   (12,789,045)     1,073,474
                                       ------------   ------------   ------------

Cash flows from financing activities:
Net increase in demand deposits, NOW
accounts, savings accounts and
certificates of deposit. . . . . . . .  10,056,464     21,026,279      4,288,462
Purchase of treasury stock . . . . . .        -              -            (5,000)
                                       ------------   ------------   ------------
Net cash provided by
(used in) financing activities . . . .  10,056,464     21,026,279      4,288,462
                                       ------------   ------------   ------------

Net increase (decrease) in cash
and cash equivalents . . . . . . . . .  (6,510,812)     9,323,086      5,896,134

(Continued)


The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               STATEMENT OF CASH FLOWS



December 31                                 1995            1994           1993
---------------------------------------------------------------------------------
Cash and cash equivalents
at beginning of year:
    Cash and due from banks. . . . .    3,073,573       2,525,487      2,579,353
    Federal funds sold . . . . . . .   36,450,000      27,675,000     21,725,000
                                       -----------    ------------   ------------
Cash and cash equivalents
    at beginning of year . . . . . .   39,523,573      30,200,487     24,304,353
                                       -----------    ------------   ------------

Cash and cash equivalents
at end of year:
    Cash and due from banks. . . . .    2,362,761       3,073,573      2,525,487
    Federal funds sold . . . . . . .   30,650,000      36,450,000     27,675,000
                                       -----------    ------------   ------------
Cash and cash equivalents
    at end of year . . . . . . . . .   33,012,761      39,523,573     30,200,487
                                       -----------    ------------   ------------
                                       -----------    ------------   ------------

Supplemental disclosures of
cash flow information
    Cash paid for interest . . . . .    3,758,577       2,182,551      1,888,049
                                       -----------    ------------   ------------
                                       -----------    ------------   ------------
    Cash paid for income tax . . . .      403,718         285,621        211,982
                                       -----------    ------------   ------------
                                       -----------    ------------   ------------




The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                     Statement of Changes in Stockholders' Equity



For three                    Additional
years ended       Capital     Paid in     Treasury  Contributed  Retained      Total
December 31,       Stock      Capital      Stock      Capital    Earnings     Equity
-------------------------------------------------------------------------------------
Balance at
   12-31-92      356,844     234,931      91,303     500,472     6,816,216   7,316,688

Net income          -           -           -           -          415,018     415,018

Market value
   adjustment-
   Securities       -           -           -           -             -           -

Addition to
   treasury
   stock            -           -           -          -              -           -
                --------    --------     -------    --------    ----------  ----------

Balance at
   12-31-93      356,844     234,931      91,303     500,472     7,231,234   7,731,706

Net income          -           -           -           -          564,976     564,976

Market value
   adjustment-
   Securities       -           -           -           -             -           -

Addition to
   treasury
   stock           --           -           -           -             -
                --------    --------     -------    --------    ----------  ----------

Balance at
   12-31-94      356,844     234,931      91,303     500,472     7,796,210   8,296,682

Net Income          -           -           -           -          817,109     817,109

Market value
   adjustment-
   Securities       -           -           -           -             -           -

Addition to
   treasury
   stock            -          -            -           -             -           -
                --------   ---------     -------    --------    ----------  ----------

Balance at
   12-31-95     $356,844    $234,931     $91,303    $500,472    $8,613,319  $9,113,791
                --------    --------     -------    --------    ----------  ----------



The accompanying notes are an integral part of these financial statements.

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include The Republic Corporation, (Company) and its majority-owned subsidiary, The First National Bank in Trinidad (Bank). All major items of income and expense are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated.

         INVESTMENT SECURITIES. The investment securities are classified and accounted for as follows:

         . Held to Maturity - investment debt securities for which the Bank has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method.

         . Available for sale - securities not classified as securities to be held to maturity. Unrealized holding gains or losses, net of tax, are reported as a separate component of shareholders' equity until realized.

         LOANS. Interest on all loans is credited to interest income as earned on the principal amount outstanding. Loans to individuals for household, family and other consumer expenditures are principally written at the amount disbursed, and interest income is accrued on the outstanding principal balance.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses. Loan losses or recoveries are charged or credited directly to the allowance. In general, the amount charged to earnings each year by the Bank is based on management's judgment which takes into consideration a number of factors, including (1) loss experience in relation to outstanding loans and the existing level of the valuation allowance, (2) a continuing review of problem loans and overall portfolio quality, (3) regular examinations and appraisals of loan portfolios conducted by Federal supervisory authorities, and (4) current and expected economic conditions.

         GOODWILL. The excess of the purchase cost over the net assets of the Bank purchased represents goodwill. APB 17, which addresses the amortization of intangible assets such as goodwill, is not to be applied retroactively to assets acquired before November 1, 1970. Since the acquisition of the Bank was made prior to November 1, 1970, the goodwill acquired is considered to have continuing value over an indefinite period and, therefore, is not being amortized.

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

  1.   (Continued)

         PROPERTY AND EQUIPMENT. Bank property and equipment are stated at cost less accumulated depreciation. The building and improvements are depreciated on the straight-line, declining balance, ACRS and MACRS methods over estimated useful lives of 30 years. There is not a material difference between the expense recognized using the ACRS and MACRS methods and the expense that would be recognized using a method acceptable under generally accepted accounting principles. Automobiles are depreciated primarily on the straight-line basis over estimated useful lives of 3-4 years. Other equipment is depreciated on the straight-line, ACRS and MACRS methods over estimated useful lives of 5-10 years.

         The accounting policy is to charge maintenance, repairs, minor renewals and betterments of property and equipment to expense in the year incurred. Major expenditures for renewals and betterments are capitalized and depreciated or amortized over their estimated useful lives. On disposal or retirement, the related cost and accumulated depreciation are eliminated from the accounts and gain or loss on the transaction is reflected in the statement of income.

         LOAN ORIGINATION FEES AND COSTS. Loan origination fees are of an immaterial nature and are recognized as income upon receipt.

         INCOME TAXES. The Company files a consolidated federal income tax return with the Bank. The corresponding amount of income tax expense has been reflected in the financial statements. All expense recognized is current due to the fact that temporary differences in the recognition of income and expense for tax and financial statement purposes have created an immaterial deferred credit not reflected in the accompanying financial statements.

         EMPLOYEE BENEFIT PLANS. The Bank makes payments into a 401K employee benefit plan. All employees of the bank are covered, with the Bank paying a discretionary percentage of the employee's earnings to the plan. An employee can contribute an additional percentage of his/her earnings if so desired. The plan is overseen by a board of trustees composed of Bank officers.

         EARNINGS PER SHARE COMPUTATIONS. Earnings per share computations are based on the weighted average number of common shares outstanding during each year.

  2.   Investment Securities, including investments held for sale.

         A schedule of securities is as follows:

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

  2.      (Continued)


                         December 31, 1995                            December 31, 1994
               ----------------------------------------     ----------------------------------------
              Principal         Book          Market       Principal         Book          Market
                Amount         Value          Value          Amount         Value          Value
               ----------     ----------     ----------     ----------     ----------     ----------
Government
Securities    10,000,000      9,977,841     10,009,375      7,000,000      6,997,049      6,947,500

Obligations
of states
and polit-
ical sub-
divisions                -              -             -              5,000          5,009          4,700

Other             24,000         24,000         24,000         24,000         24,000         24,000
               ----------     ----------     ----------     ----------     ----------     ----------
               ----------    10,001,841     10,033,375     ----------      7,026,058      6,976,200
                              ----------     ----------                    ----------     ----------
                              ----------     ----------                    ----------     ----------



              The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $9,478,949 at December 31, 1995 and $6,497,259 at December 31, 1994. Additionally, $498,892 was pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 1995.

              Net gains on the sale of securities were as follows:


                                                       1995      1994
                                                      -------   -------
       GAINS
              U.S. Government Securities                 -         -
                                                      -------   -------
       LOSSES
              U.S. Government Securities                 -         -
                                                      -------   -------
       NET GAINS ON SALE OF SECURITIES                   -         -
                                                      -------   -------
                                                      -------   -------


       Unrealized gains and losses in the securities portfolio were as follows:




                                        Carrying      Unrealized     Unrealized       Market
                                         Value           Gain           Loss          Value
                                        ----------     ----------     ----------     ----------
       December 31, 1995
        -----------------
       U.S. Treasury Securities         9,977,841       31,534           -          10,009,375
       Obligations of States
              and Political
              Subdivisions. . .              -            -              -                -
       Other. . . . . . . . . .            24,000         -              -              24,000
                                        ----------      -------         ------       ----------
                                       10,001,841       31,534           -          10,033,375
                                        ----------      -------         ------       ----------
                                        ----------      -------         ------       ----------
       December 31, 1994
        -----------------
       U.S. Treasury Securities         6,997,049         -            49,549        6,947,500
       Obligations of States
              and Political
              Subdivisions. . .             5,009         -               309            4,700
       Other. . . . . . . . . .            24,000         -              -              24,000
                                        ----------      -------         ------       ----------
                                        7,026,058         -            49,858        6,976,200
                                        ----------      -------         ------       ----------
                                        ----------      -------         ------       ----------


                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

  3.   Loans and Other Receivables

              Loans and other receivables are summarized as follows:


                                                         December 31,
                                                  --------------------------
       TYPE                                          1995           1994
                                                  ------------   -----------
       Real estate. . . . . . . . . . . . . .    $46,178,005    $34,887,703
       Commercial and industrial. . . . . . .      4,892,134      3,470,031
       Agriculture. . . . . . . . . . . . . .      3,676,333      3,276,612
       Loans to individuals for household,
              family and other consumer goods .    8,651,779      7,497,260
       Other. . . . . . . . . . . . . . . . .         27,146          6,860
                                                  ------------   -----------
              TOTAL                              $63,425,397    $49,138,466
                                                  ------------   -----------
                                                                          --------       --------
                                                        $    73        $    46
                                                        --------       --------

Recoveries:
     Commercial. . . . . . . . . . . . . . . . . . . .  $     4        $     5
     Agricultural. . . . . . . . . . . . . . . . . . .     -              -
     Real Estate - Construction. . . . . . . . . . . .     -              -
     Real Estate - Mortgage. . . . . . . . . . . . .
       Balance at beginning of year. . . . .     $925,572  $956,000  $820,000
       Provision charged to
              operating expenses . . . . . . .       -         -      115,354
       Loans charged off . . . . . . . . . .       73,040    46,489    43,991
       Recoveries on loans
              previously charged off . . . . .     15,494    16,061    64,637
                                                  --------  --------  --------
       Balance at end of year. . . . . . . .     $868,026  $925,572  $956,000
                                                  --------  --------  --------
                                                  --------  --------  --------


4.     Property and equipment.

              Property and equipment are summarized as follows:


                                                       December 31,
                                       ----------------------------------------
                                          1995           1994           1993
                                        ----------     ----------     ----------
       Land. . . . . . . . . . . . . . $  114,751     $   49,681     $   49,681
       Buildings . . . . . . . . . . .  2,029,738      1,945,220      1,910,795
       Furniture and equipment . . . .  1,287,430        993,047        914,047
                                        ----------     ----------     ----------
                                        3,431,919      2,987,948      2,874,523
       Less accumulated depreciation .  1,630,105      1,446,889      1,251,057
                                        ----------     ----------     ----------
              Net. . . . . . . . . . . $1,801,814     $1,541,059     $1,623,466
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------


              Depreciation expense for 1995, 1994 and 1993 was $183,216, $195,832 and $138,894, respectively.

5.     Income Taxes.

              The components of the income tax provisions (benefits) are as follows:

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

  5.   (Continued)


                                                         December 31,
                                                  ----------------------------
                                                   1995      1994      1993
                                                  --------  --------  --------
       Federal provision:
              Current. . . . . . . . . . . .     $352,561  $262,050  $222,365
              Deferred . . . . . . . . . . .         -         -         -
                                                  --------  --------  --------
                                                  352,561   262,050   222,365
       State provision . . . . . . . . . .         25,728    21,668     8,078
                                                  --------  --------  --------
              Total. . . . . . . . . . . . .     $378,289  $283,718  $230,443
                                                  --------  --------  --------
                                                  --------  --------  --------


              The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):





                                            1995              1994              1993
                                        -------------    ----------------    ------------
                                               % of              % of              % of
                                              Pretax            Pretax            Pretax
                                      Amount  Income    Amount  Income    Amount  Income
                                       ------  ------    ------  ------    ------  ------
       Statutory tax rate Federal .     413     34       293      34       223      34
       State income tax . . . . . .      25      2        22       3         8       1
       Tax exempt revenue . . . . .      (5)    -         (4)     (1)       (3)     (1)
       Accrual to cash adjustment .     (21)    (2)      (21)     (3)      (21)     (3)
       Provision for loan loss. . .     (20)    (2)       (3)      -        39       6
       Other (net). . . . . . . . .     (14)    (1)       (3)      -       (16)     (2)
                                         ----    ----     ----     ----     ----     ----
              Total . . . . . . . . .   378     31       284      33       230      35
                                         ----    ----     ----     ----     ----     ----
                                         ----    ----     ----     ----     ----     ----




              In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement, which is generally effective for 1993 financial reporting, supersedes Statement No. 96, "Accounting for Income Taxes". The adoption of this statement occurred for 1993 without a material effect on the financial position or the results of operations of the Registrant.

  6.   Service Commitments.

              Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 1995, 1994 and 1993 were $93,759, $73,186 and $66,725, respectively.

  7.   Other Real Estate.

              Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for which the underlying collateral is real estate. There was a $1,000 gain on properties sold in 1995.

              There were no gains or losses in 1994 on other real estate transactions.

              The Bank sold properties previously held as other real estate at a gain of approximately $20,000 in 1993.

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements



  8.   Certificates of Deposit.

              The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $11,692,086 and $9,446,053 at December 31, 1995 and 1994, respectively. Interest expense for the years ended December 31, 1995, 1994 and 1993 on this type of deposit was $596,555, $246,698, and
       $136,794, respectively.


  9.   Regulatory Matters.

              The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1995, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $1,460,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 1995, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at December 31, 1995 were $14.73% and 15.99%, respectively. The Bank's Tier 1 leverage ratio at December 31, 1995 was 8.09%. The minimum required leverage ratio for the Bank at December 31, 1995, was 3.00%.


  10.  Supplemental Cash Flow Information

              In 1994 and 1993, the Bank recorded amounts of other real estate acquired through foreclosure of $5,500 and $17,000. Of total sales of other real estate during 1994 and 1993, $5,300 and $115,988 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off in 1995, 1994 and 1993 amounted to $73,040, $46,489 and $43,991. These noncash transactions have been excluded from the consolidated statement of cash flows.


  11.  Financial Position and Results of Operations - Republic Corporation.

              The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                               THE REPUBLIC CORPORATION
                                    Balance Sheet


(Note 11 Continued)
December 31                                             1995           1994
-------------------------------------------------------------------------------

Assets
Cash in Bank. . . . . . . . . . . . . . . . .      $   22,500      $   21,679
Investment in subsidiary - equity method. . .       9,015,379       8,200,084
Vehicles and equipment (net). . . . . . . . .             108             215
Receivable - due from subsidiary. . . . . . .          19,200          18,100
Other assets. . . . . . . . . . . . . . . . .          56,604          56,604
                                                   ----------      ----------
   Total assets . . . . . . . . . . . . . . .      $9,113,791      $8,296,682
                                                   ----------      ----------
                                                   ----------      ----------
Liabilities . . . . . . . . . . . . . . . . .      $    -          $    -
                                                   ----------      ----------

Stockholders' Equity

Common stock, par value $1.00; authorized
   750,000 shares, issued 356,844 shares
   including stock held in treasury of
   23,119 and 23,119 for 1995 and 1994,
   respectively . . . . . . . . . . . . . . .         356,844         356,844
Additional paid in capital. . . . . . . . . .         234,931         234,931
Less cost of treasury stock (23,119 shares
   at 12-31-95, 23,119 shares at 12-31-94). .         (91,303)        (91,303)
                                                   ----------      ----------
   Total contributed capital. . . . . . . . .         500,472         500,472
                                                   ----------      -----------
Retained earnings . . . . . . . . . . . . . .       8,613,319       7,796,210
                                                   ----------      -----------
   Total stockholders' equity . . . . . . . .       9,113,791       8,296,682
                                                   ----------      ----------
   Total liabilities and
   stockholders' equity . . . . . . . . . . .      $9,113,791      $8,296,682
                                                   ----------      ----------
                                                   ----------      ----------


                               THE REPUBLIC CORPORATION
                                 Statement of Income


(Note 11 Continued)
Year Ended December 31                            1995      1994       1993
-------------------------------------------------------------------------------
Income

Investment income in subsidiary
   Dividends received from
       subsidiary bank. . . . . . . . . .      $ 39,100   $ 39,100   $ 39,200
   Other income . . . . . . . . . . . . .         -          -          -

       Total income . . . . . . . . . . .      $ 39,100   $ 39,100   $ 39,200


Expenses

Salaries and employee benefits . . . . . .       41,073     41,073     41,073
Depreciation . . . . . . . . . . . . . . .          107        107        107
Examination and legal fees . . . . . . . .        8,127      6,375      6,075
Miscellaneous. . . . . . . . . . . . . . .          140     13,384         89
Office . . . . . . . . . . . . . . . . . .        3,729      3,726      3,993
Taxes. . . . . . . . . . . . . . . . . . .        3,310      3,315      3,314
Travel . . . . . . . . . . . . . . . . . .         -           200        524
                                               --------  ---------   --------
   Total expenses . . . . . . . . . . . .        56,486     68,180     55,175
                                               --------   --------   --------
Income (Loss) before equity in
   undistributed net income of subsidiary       (17,386)   (29,080)   (15,975)

Less applicable income (taxes) benefit . .       19,200     18,100     18,800
                                               --------   --------   --------
                                                  1,814    (10,980)     2,825


Equity in undistributed net income
   (loss) of subsidiary . . . . . . . . .       815,295    575,956    412,193
                                               --------   --------   --------
   Net income (loss). . . . . . . . . . .      $817,109   $564,976   $415,018
                                               --------   --------   --------
                                               --------   --------   --------

Earnings per share
   Weighted average number of
       shares outstanding . . . . . . . .       334,366    334,366    334,366
                                               --------   --------   --------
                                               --------   --------   --------

   Net income (loss) per common share . .      $   2.44   $   1.69   $   1.24
                                               --------   --------   --------
                                               --------   --------   --------


                               THE REPUBLIC CORPORATION
                               Statement of Cash Flows

(Note 11 Continued)
Year Ended December 31                            1995       1994       1993
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . .   $ 817,109   $ 564,976   $ 415,018
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation. . . . . . . . . . . . .          107         107         107
   Dividends received - subsidiary . . .      (39,100)    (39,100)    (39,200)
   (Increase) in investment in
       subsidiary-held on the
       equity method . . . . . . . . . .     (815,295)   (557,573)   (412,193)
   (Increase) decrease in receivable
       from subsidiary-income
       tax benefit . . . . . . . . . . .       (1,100)        700       3,400
   Increase (decrease) in current
       liabilities . . . . . . . . . . .         -            -          -
                                             ---------    --------   ---------

Net cash (used in) operating activities .     (38,279)    (30,890)    (32,868)
                                             ----------  ----------  ----------


Cash flows from investing activities-
   Dividends received. . . . . . . . . .       39,100      39,100      39,200
                                             ---------   ---------   ---------

Cash flows from financing activities-
   Purchase of treasury stock. . . . . .         -           -           -
                                             ---------   ---------   ---------

Net increase (decrease) in cash . . . . .         821       8,210       6,332

Cash - beginning of year. . . . . . . . .      21,679      13,469       7,137
                                             ---------   ---------   ---------

Cash - end of year. . . . . . . . . . . .      22,500      21,679      13,469
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

Supplemental disclosures of cash
flow information:
   Cash paid for interest. . . . . . . .         -           -           -
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

   Cash paid for income taxes. . . . . .         -           -           -
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------


                               THE REPUBLIC CORPORATION
                     Statement of Changes in Stockholders' Equity


(Note 11 (Continued)
For the Three                           Additional                       Total
Year Ended                Capital        Paid in         Treasury     Contributed    Retained
December 31                 Stock        Capital           Stock         Capital      Earnings
------------------------------------------------------------------------------------------------
Balance at December
   31, 1992 . . . . .     $356,844       $234,931        $91,303       $500,472      $6,816,216*

Net income. . . . . .         -              -              -              -            415,018

Additions to
   treasury stock . .         -              -              -              -              -
                         ----------     ----------      ---------     ----------     -----------
Balance at December
   31, 1993 . . . . .      356,844        234,931         91,303        500,472       7,231,234*

Net income. . . . . .         -              -              -              -            564,976

Additions to
   treasury stock . .         -              -              -              -               -
                         ----------     ----------      ---------     ----------     -----------
Balance at December
   31, 1994 . . . . .      356,844        234,931         91,303        500,472       7,796,210*

Net income. . . . . .         -              -              -              -            817,109

Additions to
   treasury stock . .         -              -              -              -               -
                         ----------     ----------      ---------     ----------     -----------
Balance at December
   31, 1995               $356,844       $234,931        $91,303       $500,472      $8,613,319*
                         ----------     ----------      ---------     ----------     -----------
                         ----------     ----------      ---------     ----------     -----------


   *On December 31, 1992, 1993, 1994 and 1995 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $6,010,239, $6,422,432, $6,982,005 and $7,797,300, respectively.

12. Contingent Liabilities and Commitments.

   The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1995, is as follows:

                                                                      National
                                                                       Amount
                                                                      --------
    Commitments to extend credit                                      4,200,157
    Standby letters of credit                                           590,460

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements



12.    (Continued)

   Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.



13.    Operating Loss

   In 1993, the Bank experienced an operating loss of $132,280. This loss resulted from the issuance in 1980 and 1986 of letters of credit which were not backed by enforceable loan contracts.



14.    Disclosures about the Fair Value of Financial Instruments

   The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Bank using available market information and valuation methodologies. The fair value estimates presented are not necessarily indicative of the amounts the company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts. SFAS No. 107 excludes certain financial instruments and all non-financial instruments including intangible assets from its disclosure requirements. Therefore the aggregate fair value amounts presented herein are not indicative of the underlying value of the Bank.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which is it practicable to estimate that value:

   -   CASH AND DUE FROM BANKS

       The current carrying amount is a reasonable estimate of fair value.

   -   FEDERAL FUNDS SOLD

       The current carrying amount is a reasonable estimate of fair value.

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


14. (Continued)


    .   INVESTMENT SECURITIES

        An estimate of the fair value for investment securities is made utilizing quoted market prices for publicly traded securities, where available. A third-party pricing service that specializes in "matrix pricing" and modeling techniques provides estimated fair values for securities not actively traded.


    .   LOANS

        The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 1995, these loans do not significantly impact the fair value of loans.


    .   DEPOSITS

        The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.


    .   COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of letters of credit is based on the fees currently charged for similar agreements. The instruments were determined to have no positive or negative market value adjustments and are not listed in the following table.

        The estimated fair value of the Company's financial instruments is as follows:

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

14. (Continued)


                                                   December 31, 1995
                                                -------------------------
                                               Carrying           Fair
                                                Amount            Value
                                               --------          -------
                                                     (In Thousands)
       Financial assets:
           Cash and due from banks             $ 2,363           $ 2,363
           Held-to-maturity securities           9,978            10,009
           Other Securities                         24                24
           Federal funds sold                   30,650            30,650
           Loans, net of allowance              62,557            62,507

       Financial liabilities:
           Deposits                             98,273            98,288

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

    Not applicable.

                                       PART III

ITEM 10.   Directors and executive officers of the Republic Corporation.

    The Republic Corporation's Board of Directors consists of Catherine G. Eisemann, J.E. Eisemann, IV and Roger Dean Eisemann. All directors and officers are U.S. citizens. Catherine G. Eisemann is the mother of J.E. and Roger Dean Eisemann.

                             TERM OF   PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE          AGE  OFFICE             LAST FIVE YEARS
--------------          ---  ------    -----------------------------

Catherine G. Eisemann   69   32 Years  Catherine G. Eisemann has been a
                                       Director of The Republic Corporation for
                                       32 years.  Mrs. Eisemann was elected
                                       President of The Republic Corporation
                                       and began serving December 11, 1981.

J.E. Eisemann, IV       48   19 Years  J.E. Eisemann, IV has served as a
                                       Director on The Republic Corporation
                                       Board for 19 years.  Mr. Eisemann has
                                       been the Vice-President and Director of
                                       the Subsidiary Bank for approximately 19 years. Mr. Eisemann has served as the Chairman of the Board of The Republic
                                       Corporation and Chairman of the Board
                                       for the Subsidiary Bank for
                                       approximately 14 years.

Roger Dean Eisemann     41   13 Years  Roger Dean Eisemann was elected
                                       Secretary and began serving as a
                                       director of The Republic Corporation in
                                       July, 1982.

    J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11.   Executive Compensation.

           EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                           --------------------------------
Name & Principal Position                  Year       Salary        Bonus
-------------------------                  ----     ----------    ---------

J.E. Eisemann, IV Chairman of the          1995     $52,716(1)    $3,429(2)
    Board of the Company, Vice             1994      50,767(1)     2,076(2)
    President of the Company,              1993      47,283(1)     1,997(2)
    Chairman of the Board & Vice
    President of the Subsidiary Bank

Catherine Eisemann President of the        1995       $30,000          -0-
    Company                                1994        30,000          -0-
                                           1993        30,000          -0-

                            Restricted    Stock
                              Stock      Options/     LTIP          All Other
Name & Principal Position     Awards     SARs(#)    Payouts($)    Compensation
-------------------------   ----------   --------   ----------    ------------

J.E. Eisemann, IV              -0-           -0-       -0-            -0-
    Chairman of the Board      -0-           -0-       -0-            -0-
    of the Company, Vice       -0-           -0-       -0-            -0-
    President of the
    Company, Chairman of
    the Board & Vice
    President of the
    Subsidiary Bank

Catherine Eisemann             -0-           -0-       -0-            -0-
    President of the           -0-           -0-       -0-            -0-
    Company                    -0-           -0-       -0-            -0-

(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $4,438 in 1993, $4,924 in 1994 and $3,543 in 1995.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue
Code. Amounts deferred by Mr. Eisemann were $222 in 1993, $246 in 1994 and $343 in 1995.

                        STOCK OPTIONS/SAR GRANTS IN 1995-NONE
            AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 1995 AND OPTIONS/SAR
                         VALUES AS OF DECEMBER 31 1995 - NONE
                  LONG-TERM INCENTIVE PLANS - AWARDS IN 1995 - NONE
                              COMPENSATION OF DIRECTORS
      Director fees are not paid to directors of the Company.  A fee of $200.00 was paid to Roger Dean Eisemann in 1994 as reimbursement for travel costs incurred in attending the Annual Shareholders Meeting.
                       EMPLOYMENT CONTRACTS AND TERMINATION OF
                            EMPLOYMENT ARRANGEMENTS - NONE
                      REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 12. Security ownership of certain beneficial owners and management.


    (a)  Security ownership of certain beneficial owners.
         The following schedule reflects security ownership of persons who are the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation.


                                                  Amount and
                                                  Nature of     Percent
         Name of                    Title of      Beneficial      of
         Person (1)                  Class       Ownership (2)   Class
         ----------               -----------    -------------  --------

         Catherine G. Eisemann    Common Stock      193,702     58.0424
         5303 Willers Way
         Houston, Texas  77056

         (1) All persons shows are officers or directors of The Republic Corporation

         (2) Shares of The Republic Corporation have not been pledged by the officers or directors of the corporation.


    (b)  Security ownership of management.
         The following schedule reflects security ownership of the officers and directors of The Subsidiary Bank:


                                                              Amount and
                                                              Nature of             Percent
Name of Director                         Title of             Beneficial               of
or Officer                                 Class              Ownership              Class
----------------                       ------------        ---------------          --------
The Republic Corporation(1)            Common Stock            39,100               97.75
Catherine G. Eisemann                  Common Stock               100                 .25
J.E. Eisemann, IV                      Common Stock               100                 .25
R. Dean Eisemann                       Common Stock               100                 .25
Ralph Gagliardi                        Common Stock               100                 .25
Opal Gahm                              Common Stock               100                 .25
Johnny Niccoli                         Common Stock               100                 .25
Charles Latuda                         Common Stock               100                 .25
Don Berg                               Common Stock               100                 .25
James Cummings                         Common Stock               100                 .25


         (1)Catherine G. Eisemann owns 58.0424 percent of The Republic Corporation.

    (c)  Changes in control.

         The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13. Certain relationships and related transactions.

         There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. A director was indebted to the subsidiary bank during 1995 on a loan made in the ordinary course of business made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility. At no time was the amount of the loan in excess of $60,000.

                                       PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

    (a)  1.   The following financial statements and financial statement schedules are included in Part II of this report:

              Consolidated statements of the parent and subsidiary bank:

                   Accountant's Report. . . . . . . . . . . . .      21

                   Balance Sheets as of December
                        31, 1995 and 1994 . . . . . . . . . . .      22

                   Statements of Income - years ended
                        December 31, 1995, 1994 and 1993. . . .      23

                   Statement of Cash Flows -
                        Years ended December 31,
                        1995, 1994 and 1993 . . . . . . . . . .      24-25

                   Statement of Changes in Stockholders'
                        Equity-years ended December 31,
                        1995, 1994 and 1993 . . . . . . . . . .      26

                   Notes to Financial Statements. . . . . . . .      27-39

         2. All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.   List of Exhibits.

              The following documents were filed as exhibits to Registration Statement Form 10 (which was filed with the Securities and Exchange Commission under The Securities Exchange Act of 1934) dated August 23, 1977.

              Exhibit
                No.
              -------

                3       The Republic Corporation, Articles of Incorporation and
                        By-Laws

              22(a) Subsidiary of the Registrant.

              The First National Bank in Trinidad, Colorado.
              Incorporated in Colorado

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1995.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION




  /s/ J.E. Eisemann, IV                                     March 22, 1996
-----------------------------------    Chairman of the     -----------------
    J.E. Eisemann, IV                  Board, Director,       Date
                                       Chief Executive
                                       Officer, Chief
                                       Financial and
                                       Accounting Officer



Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                   Title               Date
---------                                   -----               ----


   /s/ J.E. Eisemann, IV                                    March 22, 1996
-----------------------------------    Chairman of the     -----------------
    J.E. Eisemann, IV                  Board, Director,
                                       Chief Executive
                                       Officer, Chief
                                       Financial and
                                       Accounting Officer


    /s/ Catherine G. Eisemann                                March 22, 1996
-----------------------------------    President of the    -----------------
      Catherine G. Eisemann            Board and a Director

                               SUPPLEMENTAL INFORMATION


The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.