Form 10-Q
period 1996-03-31
REPUBLIC CORP /TX/
filed 1996-05-10
CIK 202995

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                                Form 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 1996.      COMMISSION FILE NUMBER 0-8597

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

                                                       YES  X.   NO     .
                                                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

Common Stock, $1.00 par value                                 Shares 356,844
                                                    Outstanding at March 31,
                                                     1996, (excluding 23,119
                                                     shares held as treasury
                                                     shares)

                       THE REPUBLIC CORPORATION

                 Index to Quarterly Report on Form 10-Q

                                                                        Page
                                                                        ----
Part I.     Financial Information

            Item 1.   Financial Statements (unaudited)

                      Consolidated Balance Sheets
                       December 31, 1995, and March 31, 1996.              1

                      Consolidated Statements of Income for the
                       three months Ended March 31, 1995 and 1996.         2

                      Consolidated Statements of Cash Flows for the
                       three months Ended March 31, 1995 and 1996.         3

                      Notes to Financial Statements                        4

            Item 2.   Management's Discussion and Analysis               5-9

Part II.    Other Information                                             10

Signatures                                                                11

                     REPUBLIC CORPORATION AND SUBSIDIARY
                               Balance Sheet

                                                       MARCH 31     DECEMBER 31
                                                         1996         1995
_______________________________________________________________________________
Assets
Cash and due from banks (demand)..................   $  2,722,762  $  2,362,761
Investment securities:
 Held-to-maturity
   Market value at   3-31-96 19,990,625
   Market value at 12-31-95 10,009,375............     20,008,131     9,977,841
 Available-for-sale
   Market value at   3-31-96 24,000
   Market value at 12-31-95  24,000...............         24,000        24,000
                                                     ------------  ------------
                                                     $ 22,754,893  $ 12,364,602
Loans.............................................     65,905,512    63,425,397
 Plus: Uncollected earned interest................        539,427       537,718
 Less: Allowance for losses.......................       (885,000)     (868,026)
 Net loans and other receivables..................     65,559,939    63,095,089
                                                     ------------  ------------
Federal funds sold................................     18,425,000    30,650,000
Property, equipment and vehicles (net)............      1,776,594     1,801,814
Other real estate.................................            -0-           -0-
Goodwill..........................................        436,079       436,079
Other assets......................................        480,282       670,495
                                                     ------------  ------------
 Total assets.....................................   $109,432,787  $109,018,079
                                                     ------------  ------------
                                                     ------------  ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
 Demand (non-interest bearing)....................   $ 13,165,586  $ 10,768,809
 Savings, time and demand (Interest-bearing)......     85,469,811    87,503.951
                                                     ------------  ------------
                                                     $ 98,635,397  $ 98,272,760

Accounts payable and accrued interest payable.....      1,065,844     1,008,148
Accrued taxes payable.............................        167,499       425,902
                                                     ------------  ------------

 Total liabilities................................   $ 99,868,740  $ 99,706,810
                                                     ------------  ------------

Minority Interest in Consolidated Subsidiary......        248,344       197,478
                                                     ------------  ------------

Stockholders'Equity
 Common stock (par value $1; 750,000 shares
 authorized, 365,844 shares issued including
 stock held in treasury)..........................        356,844       356,844
Additional paid-in capital........................        234,931       234,931
Less cost of treasury stock (23,119 shares at
 3-31-96 and 23,119 at 12-31-95)..................        (91,303)      (91,303)
                                                     ------------  ------------
   Total contributed capital......................        500,472       500,472
                                                     ------------  ------------
Retained earnings.................................      8,815,231     8,613,319
                                                     ------------  ------------
Net Unrealized Gain (Loss) on Securities
 Available-for-Sale (Net of Taxes)................            -0-           -0-
   Stockholders'equity............................      9,315,703     9,113,791
                                                     ------------  ------------
 Total liabilities and stockholders equity........   $109,432,787  $109,018,079
                                                     ------------  ------------
                                                     ------------  ------------

   The accompanying note is an integral part of these financial statements.

                                   (1)

                   REPUBLIC CORPORATION AND SUBSIDIARY
                          Statement of Income

                                                            THREE MONTHS ENDED
                                                          -----------------------
                                                          MARCH 31      MARCH 31
                                                            1996          1995
                                                          ---------    ----------
Interest Income:
  Interest and fees on loans...........................   $1,457,099   $1,123,218
  Interest on funds sold and securities purchased
   under agreement to resell...........................      372,438      572,317
  Interest and dividends on investments
    Securities of U.S. Government and government
     agencies..........................................      185,828       70,381
    Obligations of states, political subdivisions
     and other obligations secured by the government...          -0-          -0-
                                                          ----------   ----------
    Total interest on investments......................      558,266      642,698
                                                          ----------   ----------
    Total interest income..............................   $2,015,365   $1,765,916
                                                          ----------   ----------
Interest expense:
  Interest on deposits.................................    1,011,425      976,223
                                                          ----------   ----------
    Total Interest expense.............................    1,011,425      976,223
                                                          ----------   ----------
    Net interest income................................    1,003,940      789,693
Provision for loan losses..............................      (29,580)         -0-
                                                          ----------   ----------
  Net interest income after provision for loan
   losses..............................................      974,360      789,693
                                                          ----------   ----------
Other income:
  Service charges on deposit accounts..................       41,188       36,670
  Other service charges, commission and fees...........       48,117       39,519
  Gain on sale of securities...........................          -0-          -0-
  Net income- other real estate........................          -0-          -0-
  Other income.........................................       11,995       13,689
                                                          ----------   ----------
    Total other income.................................      101,300       89,878
                                                          ----------   ----------
Other expenses:
  Salaries and wages...................................      269,942      242,271
  Employee benefits....................................       63,449       61,316
  Net occupancy expenses...............................       60,350       54,029
  Furniture and equipment expenses.....................       23,595       18,658
  Depreciation other than rental property..............       29,313       21,963
  Net cost-other real estate...........................          -0-          -0-
  Computer service center..............................       26,565       22,687
  FDIC-insurance.......................................          500       48,195
  Professional services................................       49,768       42,010
  Advertising..........................................       13,284       18,559

  Other operating expenses.............................      176,999      114,944
                                                          ----------   ----------
    Total other expenses...............................      713,765      644,632
                                                          ----------   ----------
    Income before income taxes.........................      361,895      234,939
  Less applicable income taxes (Current)...............      153,000       88,000
                                                          ----------   ----------
    Income before reduction for minority interest......      208,895      146,939
  Less minority interest income (loss).................        6,983        3,481
                                                          ----------   ----------
    Net income.........................................   $  201,912   $  143,458
                                                          ----------   ----------
                                                          ----------   ----------
    Earnings per share.................................   $      .61   $      .43
                                                          ----------   ----------
                                                          ----------   ----------

The accompanying note is an integral part of these financial statements.

                                  (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statement of Cash Flows

                                                                        THREE MONTHS ENDED
                                                                      MARCH 31     MARCH 31
                                                                        1996         1995
                                                                    -----------   ----------
Cash flows and operating activities:
      Net income (loss) . . . . . . . . . . . . . . . . . . . . .   $   201,912   $  143,458
      Adjustments to reconcile net income to net cash
             provided by operating activities:
                    Depreciation. . . . . . . . . . . . . . . . .        54,260       40,650
                    Provision for loan losses . . . . . . . . . .        29,580         -0-
                    Amortization (accretion) of discounts and
                         Premium. . . . . . . . . . . . . . . . .       (16,227)      (2,223)
                    Other real estate gains/net . . . . . . . . .          -0-          -0-
                    Investment securities gains/net . . . . . . .          -0-          -0-
                    Loss on sale of subsidiary stock. . . . . . .        33,884         -0-
                    Re-appraisal - other real estate. . . . . . .          -0-          -0-
                    (Decrease) increase in interest payable . . .        57,696      255,383
                    (Increase) decrease in interest receivable. .        (1,709)     (95,337)
                    (Increase) decrease in other assets . . . . .       190,213      201,199
                    Increase (decrease) in other liabilities. . .      (251,421)    (220,309)
                                                                    ------------  -----------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .        96,276      179,363
                                                                    ------------  -----------
Net cash provided by (used in) operating activities . . . . . . .       298,188      322,821
                                                                    ------------  -----------
Cash flows from investing activities
      Proceeds from sale of subsidiary stock. . . . . . . . . . .        10,000         -0-
      Proceeds from sales of investment securities. . . . . . . .          -0-          -0-
      Proceeds from maturities of investment securities . . . . .          -0-         5,000
      Purchase of investment securities . . . . . . . . . . . . .   (10,014,063)        -0-
      Loans made to customers net cash activity . . . . . . . . .    (2,492,721)  (3,336,582)
      Capital expenditure . . . . . . . . . . . . . . . . . . . .       (29,040)     (75,182)
      Proceeds from sale of other real estate . . . . . . . . . .          -0-          -0-
                                                                    ------------  -----------
Net cash provided by (used in) investing activities . . . . . . .   (12,525,824)  (3,406,764)
                                                                    ------------  -----------
Cash flows from financing activities
      Net increase (decrease) in demand deposits, NOW
      account, savings accounts and certificates of deposit . . .       362,637    6,976,622
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . .          -0-          -0-
                                                                    ------------  -----------
Net cash provided by (used in) financing. . . . . . . . . . . . .       362,637    6,976,622
                                                                    ------------  -----------
Net increase (descrease) in cash and cash equivalents . . . . . .   (11,864,999)   3,892,679
                                                                    ------------  -----------
 Cash and cash equivalents at beginning of year:
      Cash and due from banks . . . . . . . . . . . . . . . . . .     2,362,761    3,073,573
      Federal funds sold. . . . . . . . . . . . . . . . . . . . .    30,650,000   36,450,000
                                                                    ------------  -----------
Cash and cash equivalents at beginning of year. . . . . . . . . .    33,012,761   39,523,573
                                                                    ------------  -----------
Cash and cash equivalents at March 31, 1996
      Cash and due from banks . . . . . . . . . . . . . . . . . .     2,722,762    2,416,252
      Federal funds sold. . . . . . . . . . . . . . . . . . . . .    18,425,000   41,000,000
                                                                    ------------  -----------
Cash and cash equivalents at March 31, 1996 . . . . . . . . . . .   $21,147,762  $43,416,252
                                                                    ------------  -----------
                                                                    ------------  -----------
Supplemental disclosures of cash flow information:
      Cash paid for interest. . . . . . . . . . . . . . . . . . .     1,014,664      781,952
      Cash paid for income tax. . . . . . . . . . . . . . . . . .          -0-         -0-


The accompanying note is an integral part of these financial statements.


                                      (3)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 1996

Note 1 -- BASIS OF PREPARATION AND PRESENTATION

      The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

      Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.






                                         (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
      The increase in loans placed on non-accrual is due in large part to the apparent default of two loans secured by single family homes. The bank has not as yet experienced a broad trend of loan defaults tied to the recent coal mine closure, but a definite slowing of loan growth is apparent at the end of the first quareter. (Please see Tables 1 and 2, P-5) Due to the possibility that laid-off coal miners will experience financial difficulties once severance checks have been spent, the bank is continuing a modest loan loss provision.

                              TABLE 1  PROBLEM ASSETS

(DOLLARS IN THOUSAND)                         MARCH 31          DECEMBER 31
                                              --------   ---------------------------
                                                1996      1995      1994       1993
Nonaccrual loans . . . . . . . . . . . . .    $   425    $  183     $  217     $ 313
Past-due loans (over 90 days). . . . . . .         -0-       -0-        -0-       -0-
Restructured loans . . . . . . . . . . . .        658       593        668       546
                                              -------    ------     ------     -----
      Total problem loans. . . . . . . . .    $ 1,083    $  776     $  885     $ 859
Foreclosed assets
      Real estate. . . . . . . . . . . . .         -0-       -0-        -0-       -0-
      In-substance foreclosures. . . . . .         -0-       -0-        -0-       -0-
      Other. . . . . . . . . . . . . . . .         -0-       -0-        -0-       -0-
                                              -------    ------     ------     -----
              Total Problem Assets . . . .    $ 1,083     $ 776      $ 885     $ 859
Total problem loans as
      a percentage of total loans  . . . .        1.6%      1.2%       1.8%      2.4%
Total problem assets as a
      percentage of total loans
      and foreclosed assets. . . . . . . .        1.6%      1.2%       1.8%      2.4%

                            TABLE 2  LOAN CONCENTRATIONS


(DOLLARS IN THOUSANDS)                   MARCH 31           DECEMBER 31
                                         --------        ----------------
                                           1996          1995        1994
Commercial . . . . . . . . . . . . .      $ 4,918       $ 4,892    $ 3,470
Agricultural . . . . . . . . . . . .        3,559         3,676      3,277
Real Estate-Construction . . . . . .        2,439         1,584        639
Real Estate-Mortgage . . . . . . . .       46,378        44,594     34,248
Installment loans to Individuals . .        8,612         8,679      7,504
                                          -------       -------    -------
      Totals . . . . . . . . . . . .      $65,906       $63,425    $49,138

                                        (5)

SOURCES AND USES OF FUNDS

      The use of cash equivalent assets to fund the purchase of investment securities in the amount of $10,014,063, and to fund loan growth in the amount of $2,492,721, accounted for the major cash flow activity during the quarter. Deposit growth was flat in comparison with the year ago period. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

      The primary means of accommodating withdrawal and loan requests in the absence of significant deposit growth is through liquidation of assets such as cash and due from banks, federal funds sold and U.S. Treasury Notes. Assets of this type totaled 41% of liabilities at the end of the first quarter, compared with 46% at year-end, 1995. Loan growth in excess of deposit growth accounted for this decline. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

      The bank is presently structured to experience slightly higher net interest income should market interest rates decline significantly. This is true because of the bank's practice and strategy of adjusting loan rates far less frequently and in far lesser magnitude than that which is exhibited in money markets. The inverse result would occur should market interest rates increase significantly. (Please see Table 3, P-7)

                                   (6)

                   INTEREST RATE SENSITIVITY MANAGEMENT
                      Table 3  - REPRICING SCHEDULE
                                  3-31-96

                                3 MO        3-12       1-5       OVER
                               OR LESS     MONTHS     YEARS     5 YEARS
                               -------     ------     -----     -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *.........................11,394     46,364      7,389        316

Federal Funds Sold..............18,425        -0-        -0-        -0-

Taxable Securities **........... 9,995        -0-     10,014        -0-

Municipal Bonds.................   -0-        -0-        -0-        -0-

     TOTAL......................39,814     46,364     17,403        316

RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit....18,422     26,421      3,359        -0-

NOW Accounts.................... 1,773        -0-        -0-        -0-

Super NOW Accounts..............21,004        -0-        -0-        -0-

Savings Accounts................ 9,779        -0-        -0-        -0-

MMDA Accounts................... 4,712        -0-        -0-        -0-

    TOTAL.......................55,690     26,421      3,359        -0-

Interest Rate Sensitivity Gap..(15,876)    19,943     14,044        316

Cumulative Interest Rate
    Sensitivity Gap............(15,876)     4,067     18,111     18,427


      * Does not include $425,000 in nonaccruing loans or overdrawn demand deposits of $18,000
      **  Does not include $24,000 in Federal Reserve Bank stock

                                       (7)

INVESTMENT SECURITIES
                                  TABLE 4

                                     CARRYING        UNREALIZED       UNREALIZED         MARKET
                                      VALUE             GAINS           LOSSES            VALUE
                                     --------        ----------       ----------         ------
MACH 31, 1996
(1)   Held-to-Maturity:
      U.S. Treasury Securities......20,008,131             --           17,506         19,990,625
      Other.........................        --             --               --                 --
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities......        --             --               --                 --
      Other.........................    24,000             --               --             24,000
                                    ----------       ----------         ------         ----------
                                    20,032,131             --           17,506         20,014,625
                                    ----------       ----------         ------         ----------
DECEMBER 31, 1995
(1)   Held-to-Maturity:
      U.S. Treasury Securities...... 9,977,841           31,534             --         10,009,375
      Other.........................        --             --               --                 --
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities......        --             --               --                 --
      Other.........................    24,000             --               --             24,000
                                    ----------       ----------         ------         ----------
                                    10,001,841           31,534             --         10,033,375
                                    ----------       ----------         ------         ----------
DECEMBER 31, 1994
(1)   Held-to-Maturity:
      U.S. Treasury Securities...... 6,997,049               --         49,549          6,947,500
      Other.........................     5,009               --            309              4,700
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities......        --               --             --                 --
      Other.........................    24,000               --             --             24,000
                                    ----------       ----------         ------         ----------
                                     7,026,058               --         49,858          6,976,200
                                    ----------       ----------         ------         ----------

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

                                       (8)

CAPITALIZATION:

      Increased retained earnings growth, flat asset growth and a lower risk-weighted asset total caused capital ratios to improve over year-end 1995 levels. (Please see Table 5, P-9 and Balance Sheet, P-1)

                             TABLE 5 - CAPITAL

                                   MARCH 31         DECEMBER
                                     1996             1995
Tier 1 risk-based capital
      (minimum is 4%)...............15.29%           14.73%

Tier 1 + Tier 2 risk based capital
      (minimum is 8%)...............16.54%           15.99%

Tier 1 leverage (minimum is 3%)..... 8.29%            8.09%

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income, as well as margin, was significantly improved over the year ago period, primarily a result of loan growth and moderating deposit rates. Net interest margin improved a full 80 basis points over the prior year. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

      The provision for loan losses incurred in the first quarter of this year is in recognition of the slight deterioration in the local economy, tied to the recent coal mine closure, and the slight increase in charge-off activity, foreclosure activity and repossessions at the subsidiary bank.

      FDIC insurance premiums are not being assessed at this time and elimination of same is expected to have a major impact on 1996 earnings.

      Other operating expenses are higher in large part due to the sale of qualifying subsidiary shares to new directors on the board of the subsidiary bank. (Please see Statement of Income, P-2)

                                       (9)

                                  PART II

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

                                       THE REPUBLIC CORPORATION

Date: April 25, 1996                   /S/ J. Ed Eisemann, IV
                                       --------------------------
                                       Chairman of the Board

Date: April 25, 1996                   /S/ Catherine G. Eisemann
                                       --------------------------
                                       Director

                                       (11)