Form 10-Q
period 1996-06-30
REPUBLIC CORP /TX/
filed 1996-07-30
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      Form 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 1996.        Commission file Number 0-8597
                                               -----------------------------

                               THE REPUBLIC CORPORATION

Texas                                                             74-0911766
- -----                                                             ----------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx         77277
- ---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
                                                      ------------



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

                                                             YES  X.  NO    .
                                                                 ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


COMMON STOCK, $1.00 PAR VALUE                                 Shares  356,844
                                                                     --------
                                                      Outstanding at June 30,
                                                      1996, (excluding 23,119
                                                      shares held as treasury
                                                      shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q





                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1.   Financial Statements (unaudited)

                   Consolidated Balance Sheets
                        December 31, 1995, and June 30, 1996.                1

                   Consolidated Statements of Income for the three months
                        and six months ended June 30, 1995 and 1996.         2

                   Consolidated Statements of Cash Flows for the six months
                        ended June 30, 1995 and 1996.                        3

                   Notes to Financial Statements                             4

         Item 2.   Management's Discussion and Analysis                      5-9

Part II. Other Information                                                   10

Signatures                                                                   11

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet

                                                                                         June 30                    December 31
                                                                                           1996                         1995
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . . . . . .                   $  2,587,002                 $  2,362,761
Investment securities:
         Held-to-maturity
                   Market value at  6-30-96      9,965,625
                                                ----------
                   Market value at  12-31-95    10,009,375 . . . . .                     10,011,144                    9,977,841
                                                ----------
         Available-for-sale
                   Market value at   6-30-96        24,000
                                                    ------
                   Market value at  12-31-95        24,000 . . . . .                         24,000                       24,000
                                                    ------                             ------------                 ------------
                                                                                       $ 12,622,146                 $ 12,364,602

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     69,021,540                   63,425,397
         Plus: Uncollected earned interest . . . . . . . . . . . . .                        635,408                      537,718
         Less: Allowance for losses. . . . . . . . . . . . . . . . .                       (928,000)                    (868,026)
         Net loans and other receivables . . . . . . . . . . . . . .                     68,728,948                   63,095,089
                                                                                       ------------                 ------------
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . .                     28,575,000                   30,650,000
Property, equipment and vehicles (net) . . . . . . . . . . . . . . .                      1,737,463                    1,801,814
Other real estate. . . . . . . . . . . . . . . . . . . . . . . . . .                            -0-                          -0-
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        436,079                      436,079
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        668,141                      670,495
                                                                                       ------------                 ------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . .                   $112,767,777                 $109,018,079
                                                                                       ------------                 ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
         Demand (non-interest bearing) . . . . . . . . . . . . . . .                   $ 15,381,152                 $ 10,768,809
         Savings, time and demand (Interest-bearing) . . . . . . . .                     86,206,807                   87,503.951
                                                                                       ------------                 ------------
                                                                                       $101,587,959                 $ 98,272,760

Accounts payable and accrued interest payable. . . . . . . . . . . .                      1,029,021                    1,008,148
Accrued taxes payable  . . . . . . . . . . . . . . . . . . . . . . .                        343,717                      425,902
                                                                                       ------------                 ------------

         Total liabilities . . . . . . . . . . . . . . . . . . . . .                   $102,960,697                 $ 99,706,810
                                                                                       ------------                 ------------

Minority Interest in Consolidated Subsidiary . . . . . . . . . . . .                        255,273                      197,478
                                                                                       ------------                 ------------

Stockholders'Equity
         Common stock (par value $1;   750,000 shares
         authorized, 365,844 shares issued including
         stock held in treasury) . . . . . . . . . . . . . . . . . .                        356,844                      356,844
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .                        234,931                      234,931
Less cost of treasury stock (23,119 shares at 6-30-96 and
         23,119 at 12-31-95) . . . . . . . . . . . . . . . . . . . .                        (91,303)                     (91,303)
                                                                                       ------------                 ------------
                   Total contributed capital . . . . . . . . . . . .                        500,472                      500,472
                                                                                       ------------                 ------------
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .                      9,051,335                    8,613,319
                                                                                       ------------                 ------------
Net Unrealized Gain (Loss) on Securities
         Available-for-Sale (Net of Taxes) . . . . . . . . . . . . .                            -0-                          -0-
                   Stockholders'equity . . . . . . . . . . . . . . .                      9,551,807                    9,113,791
                                                                                       ------------                 ------------
         Total liabilities and stockholders equity . . . . . . . . .                   $112,767,777                 $109,018,079
                                                                                       ------------                 ------------

The accompanying note is an integral part of these financial statements.

                                         (1)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income

                                                                     Three Months Ended                    Six Months Ended
                                                                  -------------------------           -------------------------
                                                                  June 30           June 30           June 30           June 30
                                                                   1996              1995              1996              1995

Interest Income
    Interest and fees on loans                                  $1,501,941        $1,171,096        $2,959,040        $2,294,314
    Interest on funds sold and securities
         purchased under agreement to resell                       337,416           580,448           709,854         1,152,765
    Interest and dividends on investments
         Securities of U.S. Government and
              government agencies                                  185,927           135,719           371,755           206,100
         Obligations of states, political
              subdivisions and other obligations
              secured by the government                                -0-               -0-               -0-               -0-
                                                                ----------        ----------        ----------        ----------
         Total interest on investments                             523,343           716,167         1,081,609         1,358,865
                                                                ----------        ----------        ----------        ----------
         Total interest income                                   2,025,284         1,887,263         4,040,649         3,653,179
                                                                ----------        ----------        ----------        ----------
Interest expense:
    Interest on deposits                                         1,000,891         1,066,771         2,012,316         2,042,994
                                                                ----------        ----------        ----------        ----------
         Total Interest expense                                  1,000,891         1,066,771         2,012,316         2,042,994
                                                                ----------        ----------        ----------        ----------
        Net interest income                                      1,024,393           820,492         2,028,333         1,610,185
                                                                ----------        ----------        ----------        ----------
Provision for loan losses                                          (87,946)              -0-          (117,526)              -0-
                                                                ----------        ----------        ----------        ----------
    Net interest income after provision for
         loan losses                                               936,447           820,492         1,910,807         1,610,185
                                                                ----------        ----------        ----------        ----------
Other income:
    Service charges on deposit accounts                             44,798            39,497            85,986            76,167
    Other service charges, commission and fees                      46,326            41,886            94,443            81,405
    Gain on sale of securities                                         -0-               -0-               -0-               -0-
    Net income- other real estate                                      -0-               -0-               -0-               -0-
    Other income                                                    13,974            10,458            25,969            24,147
                                                                ----------        ----------        ----------        ----------
    Total other income                                             105,098            91,841           206,398           181,719
                                                                ----------        ----------        ----------        ----------
Other expenses:
    Salaries and wages                                             271,127           236,402           541,069           478,673
    Employee benefits                                               62,954            62,190           126,403           123,506
    Net occupancy expenses                                          56,224            43,666           116,574            97,695
    Furniture and equipment expenses                                15,935            15,155            39,530            33,813
    Depreciation other than rental property                         30,366            22,072            59,679            44,035
    Net cost-other real estate                                         -0-               -0-               -0-               -0-
    Computer service center                                         29,112            20,645            55,677            43,332
    FDIC-insurance                                                     500            48,194             1,000            96,389
    Professional services                                           16,132            10,395            65,900            52,405
    Advertising                                                     14,688            17,852            27,972            36,411
    Other operating expenses                                       136,475           117,482           313,474           232,426
                                                                ----------        ----------        ----------        ----------
         Total other expenses                                      633,513           594,053         1,347,278         1,238,685
                                                                ----------        ----------        ----------        ----------
         Income before income taxes                                408,032           318,280           769,927           553,219
    Less applicable income taxes (Current)                        (165,000)         (118,000)         (318,000)         (206,000)
                                                                ----------        ----------        ----------        ----------
         Income before reduction for minority interest             243,032           200,280           451,927           347,219
        Less minority interest income (loss)                        (6,928)           (4,673)          (13,911)           (8,154)
                                                                ----------        ----------        ----------        ----------
         Net income                                             $  236,104        $  195,607        $  438,016        $  339,065
                                                                ----------        ----------        ----------        ----------
         Earnings per share                                     $      .71        $      .59        $     1.31        $     1.02
                                                                ----------        ----------        ----------        ----------



The accompanying note is an integral part of these financial statements.

                                         (2)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Cash Flows

                                                                                   Six Months Ended
                                                                             June 30             June 30
                                                                               1996                 1995
- ----------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .        $   438,016         $   339,065
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation  . . . . . . . . . . . . . . . . . . .            110,470              81,500
              Provision for loan losses . . . . . . . . . . . . .            117,526                 -0-
              Amortization (accretion) of discounts and
                   Premium  . . . . . . . . . . . . . . . . . . .            (19,240)            (15,232)
              Other real estate gains/net . . . . . . . . . . . .                -0-                 -0-
              Investment securities gains/net . . . . . . . . . .                -0-                 -0-
              Loss on sale of subsidiary stock  . . . . . . . . .             33,884                 -0-
              Re-appraisal - other real estate  . . . . . . . . .                -0-                 -0-
              (Decrease) increase in interest payable . . . . . .             20,873             340,241
              (Increase) decrease in interest receivable  . . . .            (97,690)           (147,848)
              (Increase) decrease in other assets . . . . . . . .              2,354             201,199
              Increase (decrease) in other liabilities  . . . . .            (68,274)            (90,222)
                                                                        ------------        ------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .             99,903             229,318
                                                                        ------------        ------------
Net cash provided by (used in) operating activities . . . . . . .            537,919             568,383
                                                                        ------------        ------------
Cash flows from investing activities
    Proceeds from sale of subsidiary stock  . . . . . . . . . . .             10,000                 -0-
    Proceeds from sales of investment securities  . . . . . . . .                -0-                 -0-
    Proceeds from maturities of investment securities . . . . . .         10,000,000           7,005,000
    Purchase of investment securities . . . . . . . . . . . . . .        (10,014,063)         (9,932,031)
    Loans made to customers net cash activity . . . . . . . . . .         (5,653,695)         (7,616,173)
    Capital expenditure . . . . . . . . . . . . . . . . . . . . .            (46,119)           (136,955)
    Proceeds from sale of other real estate . . . . . . . . . . .                -0-                 -0-
                                                                        ------------        ------------
Net cash provided by (used in) investing activities . . . . . . .         (5,703,877)        (10,680,159)
                                                                        ------------        ------------
Cash flows from financing activities
    Net increase (descrease) in demand deposits, NOW
    account, savings accounts and certificates of deposit . . . .          3,315,199           9,931,501
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . .                -0-                 -0-
                                                                        ------------        ------------
Net cash provided by (used in) financing  . . . . . . . . . . . .          3,315,199           9,931,501
                                                                        ------------        ------------
Net increase (descrease) in cash and cash equivalents . . . . . .         (1,850,759)           (180,275)
                                                                        ------------        ------------
 Cash and cash equivalents at beginning of year:
    Cash and due from banks . . . . . . . . . . . . . . . . . . .          2,362,761           3,073,573
    Federal funds sold  . . . . . . . . . . . . . . . . . . . . .         30,650,000          36,450,000
                                                                        ------------        ------------
Cash and cash equivalents at beginning of year. . . . . . . . . .         33,012,761          39,523,573
                                                                        ------------        ------------
Cash and cash equivalents at June 30, 1996
    Cash and due from banks . . . . . . . . . . . . . . . . . . .          2,587,002           2,693,298
    Federal funds sold. . . . . . . . . . . . . . . . . . . . . .         28,575,000          36,650,000
                                                                        ------------        ------------
Cash and cash equivalents at June 30, 1996  . . . . . . . . . . .       $ 31,162,002        $ 39,343,298
                                                                        ------------        ------------
                                                                        ------------        ------------
Supplemental disclosures of cash flow information:
    Cash paid for interest  . . . . . . . . . . . . . . . . . . .          1,991,443           1,763,864
    Cash paid for income tax  . . . . . . . . . . . . . . . . . .            234,289             138,718


The accompanying note is an integral part of these financial statements.

                                         (3)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                    June 30, 1996


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

























                                         (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

    The increase in loans placed on non-accrual is due to default and ongoing foreclosures on three single-family residential mortgages. It is the opinion of mangement that the prospects are good that the bank will recoup the majority of the amounts owing following the eventual sale of the properties. The apparent resons for defaults on these loans are unrelated to each other or to economic conditions in this community.

    The increase in restructured loans is largely due to recent drought conditions, depressed livestock prices, and the resulting effect of same on the bank's more highly leveraged livestock borrowers. Interest rates were recently lowered by 1% on approximately $1.2 mm in loans to borrowers of this type.



                                                       Table 1  PROBLEM ASSETS


(dollars in thousands)                                        June 30                     December 31
                                                              -------        -------------------------------------
                                                                 1996           1995           1994           1993
Nonaccrual loans                                              $   497        $   183        $   217        $   313
Past-due loans (over 90 days)                                     -0-            -0-            -0-            -0-
Restructured loans                                              1,881            593            668            546
                                                              -------        -------        -------        -------
    Total problem loans                                       $ 2,378        $   776        $   885        $   859
Foreclosed assets
    Real estate                                                   -0-            -0-            -0-            -0-
    In-substance foreclosures                                     -0-            -0-            -0-            -0-
    Other                                                         -0-            -0-            -0-            -0-
                                                              -------        -------        -------        -------
            Total Problem Assets                              $ 2,378        $   776        $   885        $   859
Total problem loans as
    a percentage of total loans                                  3.4%           1.2%           1.8%           2.4%
Total problem assets as a
    percentage of total loans
    and foreclosed assets                                        3.4%           1.2%           1.8%           2.4%




                                                    Table 2  LOAN CONCENTRATIONS

(dollars in thousands)                                        June 30              December 31
                                                              -------        ----------------------
                                                                1996           1995           1994
Commercial                                                    $ 5,348        $ 4,892        $ 3,470
Agricultural                                                    3,909          3,676          3,277
Real Estate-Construction                                        2,841          1,584            639
Real Estate-Mortgage                                           47,918         44,594         34,248
Installment loans to Individuals                                9,006          8,679          7,504
                                                              -------        -------        -------
     Totals                                                   $69,022        $63,425        $49,138



                                         (5)

SOURCES AND USES OF FUNDS

    Approximately $3.3mm in deposit growth, $1.9mm in liquidated cash equivalents and $5m provided by operating activities was deployed into the bank's loan portfolio during the first half of 1996. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

    Loan growth exceeded deposit growth by $2.3mm in the first six months of 1996, which further reduced the percentage of liabilities fully covered by liquid assets. The level of cash and due from banks, federal funds sold and U.S. Treasury Notes stood at approximately 40% of total liabilities at the end of the second quarter of 1996, compared with 43% at year-end, 1995. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

    The bank is poised to survive a significant increase in market interest rates, although not without some decline in net interest income. The necessity for an upward adjustment to loan rates would intensify should market rates increase by 100 basis points or more. (Please see Table 3, P-7)










                                         (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT

                            Table 3  - REPRICING SCHEDULE
                                       6-30-96

                                            3 MO           3-12            1-5           OVER
                                          OR LESS         MONTHS          YEARS        5 YEARS
                                          -------         ------          -----        -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                    13,265         45,944          8,942            366

Federal Funds Sold                         28,575            -0-            -0-            -0-

Taxable Securities **                         -0-            -0-         10,011            -0-

Municipal Bonds                               -0-            -0-            -0-            -0-

    TOTAL                                  41,820         45,944         18,953            366


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit               17,879         27,911          3,843            -0-

NOW Accounts                                1,705            -0-            -0-            -0-

Super NOW Accounts                         20,073            -0-            -0-            -0-

Savings Accounts                            9,677            -0-            -0-            -0-

MMDA Accounts                               5,119            -0-            -0-            -0-

    TOTAL                                  54,453         27,911          3,843            -0-

Interest Rate Sensitivity Gap             (12,613)        18,033         15,110            366

Cumulative Interest Rate
    Sensitivity Gap                       (12,613)        10,840         25,950         26,316

      *   Does not include $497,000 in nonaccruing loans or overdrawn demand deposits of $8,000
     **   Does not include $24,000 in Federal Reserve Bank stock

                                      (7)


INVESTMENT SECURITIES
                                          Table 4

                                         CARRYING      UNREALIZED     UNREALIZED       MARKET
                                          VALUE          GAINS          LOSSES          VALUE
                                       ----------     ----------     ----------     ----------
JUNE 30, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities           10,011,144             --         45,519      9,965,625
    Other                                      --             --             --             --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --             --             --             --
    Other                                  24,000             --             --         24,000
                                       ----------     ----------     ----------     ----------
                                       10,035,144             --         45,519      9,989,625
                                       ----------     ----------     ----------     ----------
DECEMBER 31, 1995
(1) Held-to-Maturity:
    U.S. Treasury Securities            9,977,841         31,534             --     10,009,375
    Other                                      --             --             --             --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --             --             --             --
    Other                                  24,000             --             --         24,000
                                       ----------     ----------     ----------     ----------
                                       10,001,841         31,534             --     10,033,375
                                       ----------     ----------     ----------     ----------
DECEMBER 31, 1994
(1) Held-to-Maturity:
    U.S. Treasury Securities            6,997,049             --         49,549      6,947,500
    Other                                   5,009             --            309          4,700
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --             --             --             --
    Other                                  24,000             --             --         24,000
                                       ----------     ----------     ----------     ----------
                                        7,026,058             --         49,858      6,976,200
                                       ----------     ----------     ----------     ----------


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

                                      (8)

CAPITALIZATION:

    A rate of retained earnings growth in excess of asset growth has produced an improved leverage ratio over the past six months. The slightly lower risked-based capital ratios are the result of migration of low risk weight, liquid assets to loans, which carry higher risk weights. (Please see Table 5, P-9 and Balance Sheet, P-1)


                                  Table 5 - CAPITAL

                                           June 30   December
                                           -------   --------
                                            1996       1995

Tier 1 risk-based capital
    (minimum is 4%)                         14.59%    14.73%

Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                         15.84%    15.99%

Tier 1 leverage (minimum is 3%)              8.27%     8.09%


RESULTS OF OPERATIONS

NET INTEREST INCOME

    Loan growth, coupled with lower aggregate deposit costs, has produced improved net interest income and margin in the three and six month periods ending June 30, 1996. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

    Increased charge-off, foreclosure and repossession activity and increased loan restructuring has prompted a significant boost in reserves in the first half of 1996.

    The savings currently being experienced by virtue of the elimination of FDIC insurance premiums has been offset by increased costs related to employee compensation. (Please see Statement of Income, P-2)

                                         (9)

                                       PART II

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


                                        THE REPUBLIC CORPORATION



Date: July 19, 1996                     /s/ J. ED EISEMANN, IV
                                        --------------------------
                                        Chairman of the Board




Date: July 19, 1996                     /s/ CATHERINE G. EISEMANN
                                        --------------------------
                                        Director
















                                         (11)