Form 10-Q
period 1996-09-30
REPUBLIC CORP /TX/
filed 1996-11-01
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      Form 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended September 30, 1996.     Commission file Number 0-8597
                                                 -----------------------------

                               THE REPUBLIC CORPORATION
                               ------------------------
Texas                                                         74-0911766
-----                                                     ----------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx         77277
---------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
                                                    --------------

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

                                YES X   NO
                                   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


Common Stock, $1.00 par value                            Shares  356,844
-----------------------------                              --------
                                                  Outstanding at Sept. 30,
                                                  1996, (excluding 23,119
                                                  shares held as treasury
                                                  shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q


                                                                            Page
                                                                            ----
Part I.       Financial Information

    Item 1.        Financial Statements (unaudited)

         Consolidated Balance Sheets
              December 31, 1995, and September 30, 1996.                    1

         Consolidated Statements of Income for the three months
               and nine months ended September 30, 1995 and 1996.           2

         Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1995 and 1996.                           3

         Notes to Financial Statements                                      4

    Item 2.   Management's Discussion and Analysis                          5-9

Part II. Other Information                                                  10

Signatures                                                                  11

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet

                                                   September 30   December 31
                                                        1996          1995
                                                  -------------  ------------
Assets
Cash and due from banks (demand). . . . . . . . .  $ 2,931,179  $  2,362,761
Investment securities:
    Held-to-maturity
         Market value at  9-30-96   9,984,375
                                   ----------
         Market value at 12-31-95  10,009,375 . .   10,008,756      9,977,841
                                   ----------
    Available-for-sale
         Market value at  9-30-96      24,000
                                   ----------
         Market value at 12-31-95      24,000 . .       24,000         24,000
                                   ----------    -------------  -------------
                                                  $ 12,963,935  $  12,364,602

Loans . . . . . . . . . . . . . . . . . . . . . .   71,156,691     63,425,397
    Plus: Uncollected earned interest. . . . . .       735,276        537,718
    Less: Allowance for losses . . . . . . . . .    (1,058,110)      (868,026)
    Net loans and other receivables. . . . . . .    70,833,857     63,095,089
                                                  -------------  -------------
Federal funds sold  . . . . . . . . . . . . . . .   27,350,000     30,650,000
Property, equipment and vehicles (net). . . . . .    1,698,150      1,801,814
Other real estate . . . . . . . . . . . . . . . .       33,930            -0-
Goodwill. . . . . . . . . . . . . . . . . . . . .      436,079        436,079
Other assets. . . . . . . . . . . . . . . . . . .      589,987        670,495
                                                  -------------  -------------
    Total assets . . . . . . . . . . . . . . . .  $ 113,905,938  $109,018,079
                                                  -------------  -------------
                                                  -------------  -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
    Demand (non-interest bearing). . . . . . . .  $  14,522,977  $ 10,768,809
    Savings, time and demand (Interest-bearing).     87,971,516    87,503.951
                                                  -------------  -------------
                                                  $ 102,494,493  $ 98,272,760

Accounts payable and accrued interest payable . .       960,951     1,008,148
Accrued taxes payable . . . . . . . . . . . . . .       514,628       425,902
                                                  -------------  -------------
    Total liabilities. . . . . . . . . . . . . .  $ 103,970,072  $ 99,706,810
                                                  -------------  -------------

Minority Interest in Consolidated Subsidiary. . .       235,500        197,478
                                                  -------------  -------------
Stockholders'Equity
    Common stock (par value $1;   750,000
    shares authorized, 365,844 shares
    issued including stock held in treasury) . .        356,844        356,844
Additional paid-in capital. . . . . . . . . . . .       234,931        234,931
Less cost of treasury stock (23,119 shares
     at 9-30-96 and 23,119 at 12-31-95) . . . . .       (91,303)       (91,303)
                                                  -------------  -------------
         Total contributed capital . . . . . . .        500,472        500,472
                                                  -------------  -------------
Retained earnings . . . . . . . . . . . . . . . .     9,199,894      8,613,319
                                                  -------------  -------------
Net Unrealized Gain (Loss) on Securities
    Available-for-Sale (Net of Taxes). . . . . .            -0-            -0-
         Stockholders'equity . . . . . . . . . .      9,700,366      9,113,791
                                                  -------------  -------------
    Total liabilities and stockholders equity. .  $ 113,905,938  $ 109,018,079
                                                  -------------  -------------
                                                  -------------  -------------
The accompanying note is an integral part of these financial statements.

                                         (1)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income

                                                         Three Months Ended            Nine  Months Ended
                                                     --------------------------    --------------------------
                                                      Sept. 30       Sept. 30       Sept.  30      Sept. 30
                                                        1996           1995           1996           1995
Interest Income
  Interest and fees on loans                         $ 1,608,120    $ 1,315,140    $ 4,567,160    $ 3,609,454
  Interest on funds sold and securities
     purchased under agreement to resell                 386,874        504,677      1,096,728      1,657,442
  Interest and dividends on investments
     Securities of U.S. Government and
         government agencies                             139,743        154,259        511,498        360,359
     Obligations of states, political
         subdivisions and other obligations
         secured by the government                           -0-            -0-            -0-          -0-
                                                     -----------    -----------    -----------    -----------
     Total interest on investments                       526,617        658,936      1,608,226      2,017,801
                                                     -----------    -----------    -----------    -----------
     Total interest income                             2,134,737      1,974,076      6,175,386      5,627,255
                                                     -----------    -----------    -----------    -----------
Interest expense:
  Interest on deposits                                 1,043,848      1,067,012      3,056,164      3,110,006
                                                     -----------    -----------    -----------    -----------
     Total Interest expense                            1,043,848      1,067,012      3,056,164      3,110,006
                                                     -----------    -----------    -----------    -----------
  Net interest income                                  1,090,889        907,064      3,119,222      2,517,249
Provision for loan losses                                221,068            -0-        338,594            -0-
                                                     -----------    -----------    -----------    -----------
  Net interest income after provision for
     loan losses                                         869,821        907,064      2,780,628      2,517,249
                                                     -----------    -----------    -----------    -----------
Other income:
  Service charges on deposit accounts                     44,091         40,720        130,077        116,887
  Other service charges, commission and fees              55,633         40,912        150,076        122,317
  Gain on sale of securities                                 -0-            -0-            -0-            -0-
  Net income- other real estate                              -0-            -0-            -0-            -0-
  Other income                                            13,002         11,997         38,971         36,144
                                                     -----------    -----------    -----------    -----------
     Total other income                                  112,726         93,629        319,124        275,348
                                                     -----------    -----------    -----------    -----------
Other expenses:
  Salaries and wages                                     286,169        249,417        827,238        728,090
  Employee benefits                                       61,940         60,800        188,343        184,306
  Net occupancy expenses                                  57,050         56,425        173,624        154,120
  Furniture and equipment expenses                        26,205         18,087         65,735         51,900
  Depreciation other than rental property                 30,366         22,071         90,045         66,106
  Net cost-other real estate                                 -0-            -0-            -0-            -0-
  Computer service center                                 31,093         22,628         86,770         65,960
  FDIC-insurance                                             500         (3,960)         1,500         92,429
  Professional services                                   38,752         26,237        104,652         78,642
  Advertising                                             18,911         19,902         46,883         56,313

  Other operating expenses                               130,832        133,849        444,306        366,275
                                                     -----------    -----------    -----------    -----------
     Total other expenses                                681,818        605,456      2,029,096      1,844,141
                                                     -----------    -----------    -----------    -----------
     Income before income taxes                          300,729        395,237      1,070,656        948,456
  Less applicable income taxes (Current)                (150,000)      (144,000)      (468,000)      (350,000)
                                                     -----------    -----------    -----------    -----------
     Income before reduction for minority interest       150,729        251,237        602,656        598,456
  Less minority interest income (loss)                    (2,170)        (5,768)       (16,081)       (13,922)
                                                     -----------    -----------    -----------    -----------
     Net income                                      $   148,559    $   245,469    $   586,575    $   584,534
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
     Earnings per share                              $       .45    $       .74    $      1.76    $      1.75
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

The accompanying note is an integral part of these financial statements.

                                         (2)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Cash Flows

                                                                           Nine  Months Ended
                                                                        Sept. 30       Sept. 30
                                                                           1996           1995
--------------------------------------------------------------------------------------------------
Cash flows and operating activities:
    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $   586,575   $    584,534
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation . . . . . . . . . . . . . . . . . . . . .      166,680        122,351
              Provision for loan losses. . . . . . . . . . . . . . .      338,594            -0-
              Amortization (accretion) of discounts and
                   Premium . . . . . . . . . . . . . . . . . . . . .      (16,852)       (31,992)
              Other real estate gains/net  . . . . . . . . . . . . .          -0-            -0-
              Investment securities gains/net  . . . . . . . . . . .          -0-            -0-
              Loss on sale of subsidiary stock . . . . . . . . . . .       16,942            -0-
              Re-appraisal - other real estate . . . . . . . . . . .        9,692            -0-
              (Decrease) increase in interest payable  . . . . . . .      (37,505)       448,474
              (Increase) decrease in interest receivable . . . . . .     (197,558)      (268,555)
              (Increase) decrease in other assets. . . . . . . . . .       36,886       (165,021)
              Increase (decrease) in other liabilities . . . . . . .       95,114         74,811
                                                                     ------------   ------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .     411,993        180,068
                                                                     ------------   ------------
Net cash provided by (used in) operating activities . . . . . . . . .     998,568        764,602
                                                                     ------------   ------------
Cash flows from investing activities
    Proceeds from sale of subsidiary stock . . . . . . . . . . . . .       10,000            -0-
    Proceeds from sales of investment securities . . . . . . . . . .          -0-            -0-
    Proceeds from maturities of investment securities  . . . . . . .   10,000,000      7,005,000
    Purchase of investment securities  . . . . . . . . . . . . . . .  (10,019,063)    (9,932,031)
    Loans made to customers net cash activity. . . . . . . . . . . .   (7,879,804)   (10,877,128)
    Capital expenditure. . . . . . . . . . . . . . . . . . . . . . .      (63,016)      (284,520)
    Proceeds from sale of other real estate. . . . . . . . . . . . .          -0-            -0-
                                                                     ------------   ------------
Net cash provided by (used in) investing activities . . . . . . . . .  (7,951,883)   (14,088,679)
                                                                     ------------   ------------
Cash flows from financing activities
    Net increase (descrease) in demand deposits, NOW
    account, savings accounts and certificates of deposit. . . . . .    4,221,733      9,473,901
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .         -0-            -0-
                                                                     ------------   ------------
Net cash provided by (used in) financing  . . . . . . . . . . . . . .   4,221,733      9,473,901
                                                                     ------------   ------------
Net increase (descrease) in cash and cash equivalents . . . . . . . .  (2,731,582)    (3,850,176)
                                                                     ------------   ------------

 Cash and cash equivalents at beginning of year:
    Cash and due from banks. . . . . . . . . . . . . . . . . . . . .    2,362,761      3,073,573
    Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .   30,650,000     36,450,000
                                                                     ------------   ------------
Cash and cash equivalents at beginning of year. . . . . . . . . . . .  33,012,761     39,523,573
                                                                     ------------   ------------
                                                                     ------------   ------------
Cash and cash equivalents at Sept. 30, 1996
    Cash and due from banks  . . . . . . . . . . . . . . . . . . . .    2,931,179      2,773,397
    Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .   27,350,000     32,900,000
                                                                     ------------   ------------
Cash and cash equivalents at Sept. 30, 1996 . . . . . . . . . . . . . $30,281,179    $35,673,397
                                                                     ------------   ------------
                                                                     ------------   ------------
Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . . . . . . . . . . . . . . .    3,103,361      2,661,532
    Cash paid for income tax . . . . . . . . . . . . . . . . . . . .      368,289        138,718


The accompanying note is an integral part of these financial statements.

                                         (3)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                  September 30, 1996


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

                                         (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

    The increase in loans placed on non-accrual is largely a result of non-performance by borrowers on loans secured by single-family mortgages. Of the increase experienced since December 31, 1995, 79% falls in this category. Approximately 74% of the latter consists of a concentration of loans made to two borrowers, all of which are presently in foreclosure.

     In recognition of the significantly lower livestock prices compared with the year-ago period, the bank has lowered interest rates on approximately $1.2mm in loans to at-risk livestock borrowers. This accounts for most of the increase in restructured loan totals since December 31, 1995.


                               TABLE 1  PROBLEM ASSETS


(dollars in thousands)              September  30                  December 31
                                   -------------    ------------------------------------
                                       1996           1995           1994           1993
Nonaccrual loans                    $   640         $  183         $  217          $ 313
Past-due loans (over 90 days)           -0-            -0-            -0-            -0-
Restructured loans                    2,137            593            668            546
                                    -------         ------         ------          -----
  Total problem loans               $ 2,777         $  776         $  885          $ 859
Foreclosed assets
  Real estate                            34            -0-            -0-            -0-
  In-substance foreclosures             -0-            -0-            -0-            -0-
  Other                                 -0-            -0-            -0-            -0-
                                    -------         ------         ------          -----
    Total Problem Assets            $ 2,811         $  776         $  885          $ 859
Total problem loans as
  a percentage of total loans           3.9%           1.2%           1.8%           2.4%
Total problem assets as a
  percentage of total loans
  and foreclosed assets                 3.9%           1.2%           1.8%           2.4%



                           TABLE 2  LOAN CONCENTRATIONS

(dollars in thousands)                September  30        December 31
                                     -------------  ----------------------
                                         1996         1995           1994
Commercial                           $ 5,393        $ 4,892        $ 3,470
Agricultural                           3,868          3,676          3,277
Real Estate-Construction               3,106          1,584            639
Real Estate-Mortgage                  49,769         44,594         34,248
Installment loans to Individuals       9,021          8,679          7,504
                                     -------        -------        -------
  Totals                             $71,157        $63,425        $49,138


                                     (5)

SOURCES AND USES OF FUNDS

    Approximately $7.9mm in loan growth in the first nine months of 1996 was largely funded by approximately $4.2mm in deposit growth and an approximate decline of $2.7mm in cash and cash equivalents. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

    Loan growth outstripped deposit growth by $3.7mm in the first nine months of 1996. The resulting conversion of cash and cash equivalents into significantly less liquid loan totals has further reduced liquidity. The level of cash and due from banks, federal funds sold and U.S. Treasury Notes stood at approximately 39% of total liabilities at the end of the third quarter of 1996, compared with 43% at year-end 1995. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

    The dollar impact on earnings precipitated by a change in market interest rates is not anticipated to be material so long as the rate shift does not significantly exceed 100 basis points. To the extent that rates increase beyond this range, the bank will, of necessity, consider moderate upward adjustments to commercial loan offering and renewal rates. (Please see
Table 3, P-7)

                                   (6)

                    INTEREST RATE SENSITIVITY MANAGEMENT

                       Table 3  - REPRICING SCHEDULE
                                  9-30-96

                             3 MO          3-12            1-5            OVER
                             OR LESS       MONTHS          YEARS          5 YEARS
                             -------       ------          -----          -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                     12,189         47,898         10,101            316

Federal Funds Sold          27,350           -0-            -0-            -0-

Taxable Securities **         -0-          10,009           -0-            -0-

Municipal Bonds               -0-            -0-            -0-            -0-

     TOTAL                  39,539         57,907         10,101            316


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of
  Deposit                   20,801         24,348          6,072           -0-

NOW Accounts                 1,768           -0-            -0-            -0-

Super NOW Accounts          19,678           -0-            -0-            -0-

Savings Accounts             9,575           -0-            -0-            -0-

MMDA Accounts                5,729           -0-            -0-            -0-

     TOTAL                  57,551         24,348          6,072           -0-

Interest Rate
     Sensitivity Gap       (18,012)       33,559           4,029            316

Cumulative Interest Rate
     Sensitivity Gap       (18,012)        15,547         19,576         19,892


    * Does not include $640,000 in nonaccruing loans or overdrawn demand deposits of $13,000
    **   Does not include $24,000 in Federal Reserve Bank stock

                                         (7)

INVESTMENT SECURITIES
                                       Table 4

                                       CARRYING         UNREALIZED     UNREALIZED      MARKET
                                         VALUE            GAINS          LOSSES        VALUE
                                      ----------        -----------    -----------  -----------
Sept.ember  30, 1996
--------------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities          10,008,756             --         24,381      9,984,375
     Other                                     --             --             --             --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                  --             --             --             --
     Other                                 24,000             --             --         24,000
                                       ----------     ----------    -----------   ------------
                                       10,032,756             --         24,381     10,008,375
                                       ----------     ----------    -----------   ------------
                                       ----------     ----------    -----------   ------------
December 31, 1995
-----------------
(1) Held-to-Maturity:
     U.S. Treasury Securities           9,977,841         31,534             --     10,009,375
     Other                                     --             --             --             --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                  --             --             --             --
     Other                                 24,000             --             --         24,000
                                       ----------     ----------    -----------   ------------
                                       10,001,841         31,534             --     10,033,375
                                       ----------     ----------    -----------   ------------
                                       ----------     ----------    -----------   ------------
December 31, 1994
-----------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities           6,997,049             --         49,549      6,947,500
     Other                                  5,009             --            309          4,700
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                  --             --             --             --
     Other                                 24,000             --             --         24,000
                                       ----------     ----------    -----------   ------------
                                        7,026,058             --        49,858       6,976,200
                                       ----------     ----------    -----------   ------------
                                       ----------     ----------    -----------   ------------



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

                                         (8)

CAPITALIZATION:

    The continued increase in Tier 1 leverage is a result of retained earnings growth exceeding asset growth. The slight decline in the risk-based capital ratios is a result of the aforementioned migration of low-risk, cash equivalent assets into higher risk loan balances. (Please see Table 5, P-9 and Balance Sheet, P-1)


                                  TABLE 5 - CAPITAL


                                       *September 30    December 31
                                       -------------    -----------
                                           1996             1995
Tier 1 risk-based capital
    (minimum is 4%)                       14.53%          14.67%
Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                       15.79%          15.92%
Tier 1 leverage (minimum is 3%)            8.31%           8.07%
     *Estimate

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income continues to improve in the three and nine month periods due to loan growth and, to a lesser extent, a reduction in aggregate funding costs. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

    Provision for loan loss expense was a significant factor in the three and nine month periods of 1996. This is a by-product of increases in problem loans and of loan growth over these time frames and the resulting necessity for higher reserve levels.

           Savings from the elimination of FDIC insurance premiums have been more than offset by increases in all expense categories, with the exception of advertising expense. Increases in employee compensation, tied to increased staffing levels, looms as the largest increase in the three and nine month periods of 1996. (Please see Statement of Income, P-2)

                                         (9)

                                       PART II

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


                                            THE REPUBLIC CORPORATION



Date: October 28, 1996                      /S/ J. Ed Eisemann, IV
                                            --------------------------
                                            Chairman of the Board




Date: October 28, 1996                      /S/ Catherine G. Eisemann
                                            --------------------------
                                            Director

                                         (11)