Form 10-K405
period 1996-12-31
REPUBLIC CORP /TX/
filed 1997-03-28
CIK 202995

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996
                          Commission file number 0-8597

                           THE REPUBLIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                          74-0911766
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     5340 Weslayan, P.O. Box 270462
              Houston, Texas                                     77277
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  (713) 993-9200

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------             -----------------------------------------
           None                                         None
    -------------------             -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

     750,000 SHARES COMMON STOCK, PAR VALUE $1 PER SHARE, OF WHICH 356,844 ARE OUTSTANDING INCLUDING 23,119 HELD IN TREASURY.
     ---------------------------------------------------------------------

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                -------     -------

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

                         $624,115 as of January 31, 1997

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                       Common Stock par value $1 per share
               333,725 shares outstanding as of December 31, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              REPUBLIC CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                       PAGE
                                                                       ----
IMPORTANT TERMS.....................................................

PART I

      ITEM 1.   BUSINESS............................................   1-12

      ITEM 2.   PROPERTIES..........................................   12

      ITEM 3.   LEGAL PROCEEDINGS...................................   12

      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITIES HOLDERS...............................   12

PART II

      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS.....................   12

      ITEM 6.   SELECTED FINANCIAL DATA.............................   13

      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......   14-19

      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........   20-40

      ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.................   41

PART III

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                OF THE REGISTRANT...................................   42

      ITEM 11.  EXECUTIVE COMPENSATION..............................   43

      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT....................   44

      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......   45

PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.............................   46-47

      SIGNATURES....................................................   48

      SUPPLEMENTAL INFORMATION......................................   49

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

EMPLOYEES. The Bank had 47 full time equivalent employees on December 31, 1996.

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

     The principal methods of competition in the industry are price (i.e. interest rates and fees) and service. Inasmuch as rate and fee structures at all local competitors are somewhat similarly constrained by net interest income objectives, competitive pressure and the restraint that must necessarily be exercised in smaller communities of modest means, the primary arena for competition is service. Community banks are uniquely able to provide the type of personal service that is typically of greatest value in smaller, less populated markets such as Las Animas and Huerfano Counties.
The ability of the bank to successfully market this type of service delivery, along with a reasonable selection of more modern and less personal means of access, will determine its ultimate competitive success.

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

                                    TABLE #1

Year Ended December 31, 1996                Average     Interest     Yield/
(Dollars in Thousands)                      Balance     Rev./Exp.    Rate

ASSETS
    Investment securities:
        Taxable. . . . . . . . . . . .      $ 10,006    $  653         6.5%
        Tax exempt . . . . . . . . . .             -         -         -
    Loans. . . . . . . . . . . . . . .        68,841     6,184         9.0%
        Less: Reserve for loan loss. .          (956)
    Funds sold . . . . . . . . . . . .        27,844     1,483         5.3%
                                            --------    ------         ---
        Total Earning Assets . . . . .       105,735     8,320         7.9%
                                            --------    ------         ---
    Cash and due from banks. . . . . .         2,776
    Other assets . . . . . . . . . . .         3,486
                                            --------

        TOTAL ASSETS . . . . . . . . .      $111,997
                                            --------
                                            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing demand deposits .      $ 29,339    $1,004         3.4%
    Savings deposits . . . . . . . . .         9,703       268         2.8%
    Time deposits. . . . . . . . . . .        49,773     2,852         5.7%
                                            --------    ------         ---
        TOTAL INTEREST BEARING
        LIABILITIES. . . . . . . . . .        88,815     4,124         4.6%
                                            --------    ------         ---

NET INTEREST REVENUE . . . . . . . . .                  $4,196         3.3%
                                                        ------
                                                        ------
NET INTEREST REVENUE TO EARNING ASSETS                                 4.0%

    Demand deposits (non-interest
        bearing) . . . . . . . . . . .     $  12,596
    Other liabilities. . . . . . . . .         1,338
    Stockholders' equity . . . . . . .         9,248
                                            --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY . . . . .      $111,997
                                            --------
                                            --------

                                    TABLE #2
                                    --------

Year Ended December 31, 1995                Average     Interest     Yield/
(Dollars in Thousands)                      Balance     Rev./Exp.    Rate

ASSETS
    Investment securities:
        Taxable. . . . . . . . . . . . .    $  9,091    $  516         5.7%
        Tax exempt . . . . . . . . . . .           -         -         -
    Loans. . . . . . . . . . . . . . . .      56,938     5,006         8.8%
        Less: Reserve for loan loss. . .        (907)
    Funds sold . . . . . . . . . . . . .      36,503     2,126         5.8%
                                            --------    ------         ---
        Total Earning Assets . . . . . .     101,625     7,648         7.5%
                                            --------    ------         ---
    Cash and due from banks. . . . . . .       2,061
    Other assets . . . . . . . . . . . .       3,158
                                            --------

        TOTAL ASSETS . . . . . . . . . .    $106,844
                                            --------
                                            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing demand deposits . .    $ 28,010    $1,037         3.7%
    Savings deposits . . . . . . . . . .       9,411       256         2.7%
    Time deposits. . . . . . . . . . . .      49,731     2,875         5.8%
                                            --------    ------         ---
        TOTAL INTEREST BEARING
        LIABILITIES. . . . . . . . . . .      87,152     4,168         4.8%
                                            --------    ------         ---

NET INTEREST REVENUE . . . . . . . . . .                $3,480         2.7%
                                                        ------
                                                        ------

NET INTEREST REVENUE TO EARNING ASSETS .                               3.4%

    Demand deposits (non-interest
     bearing). . . . . . . . . . . . . .    $  9,600
    Other liabilities. . . . . . . . . .       1,202
    Stockholders' equity . . . . . . . .       8,890
                                            --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY . . . . . .    $106,844
                                            --------
                                            --------

                                    TABLE #3
                                    --------


Year Ended December 31, 1994                Average     Interest     Yield/
(Dollars in Thousands)                      Balance     Rev./Exp.    Rate


ASSETS
    Investment securities:
        Taxable. . . . . . . . . . . . .     $ 6,995    $  296         4.2%
        Tax exempt . . . . . . . . . . .           5         5        10.0%
    Loans. . . . . . . . . . . . . . . .      43,109     3,760         8.7%
        Less: Reserve for loan loss. . .        (942)
    Funds sold . . . . . . . . . . . . .      32,638     1,389         4.3%
                                             -------    ------        ----
        Total Earnings Assets. . . . . .      81,805     5,450         6.7%
                                             -------    ------        ----

    Cash and due from banks. . . . . . .       2,816
    Other assets . . . . . . . . . . . .       2,813
                                             -------

        TOTAL ASSETS . . . . . . . . . .     $87,434
                                             -------
                                             -------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing demand deposits . .     $27,068    $  812         3.0%
    Savings deposits . . . . . . . . . .       9,414       320         3.4%
    Time deposit . . . . . . . . . . . .      30,277     1,341         4.4%
                                             -------    ------        ----
        TOTAL INTEREST BEARING
        LIABILITIES. . . . . . . . . . .      66,759     2,473         3.7%
                                             -------    ------        ----

NET INTEREST REVENUE . . . . . . . . . .                $2,973         3.0%
                                                        ------
                                                        ------

NET INTEREST REVENUE TO EARNING ASSETS .                               3.6%

    Demand deposits (non-interest
     bearing). . . . . . . . . . . . . .     $11,855
    Other liabilities. . . . . . . . . .         661
    Stockholders' Equity . . . . . . . .       8,159
                                             -------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY . . . . . .     $87,434
                                             -------
                                             -------

    The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4
                                    --------

                                   1996 VS 1995           1995 VS 1994
                              ---------------------  ----------------------
                                    Yield/                Yield/
                              Volume  Rate   Total   Volume   Rate   Total
---------------------------------------------------------------------------
Increase (decrease) in
 interest income on:
Loans. . . . . . . . . . . .  $1,064  $ 114  $1,178  $1,203  $  43  $1,246
Investment securities. . . .      62     75     137     105    114     219
Federal funds sold . . . . .    (500)  (143)   (643)    219    518     737
                              ------  -----  ------  ------  -----  ------
                                 626     46     672   1,527    675   2,202
                              ------  -----  ------  ------  -----  ------

Increase (decrease) in
    interest expense on:
Demand deposits. . . . . . .      51    (84)    (33)     27    134     161
Savings. . . . . . . . . . .       3      9      12       -      -       -
Time deposits. . . . . . . .      26    (49)    (23)  1,030    504   1,534
                              ------  -----  ------  ------  -----  ------
                                  80   (124)    (44)  1,057    638   1,695
                              ------  -----  ------  ------  -----  ------

Net interest income. . . . .     546    170     716     470     37     507
                              ------  -----  ------  ------  -----  ------
                              ------  -----  ------  ------  -----  ------



    The volume/rate variance was allocated to rate based on the percentage increase or decrease in relation to the total previous year rates with the remainder allocated to volume.

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments held for sale):

                                    TABLE #5
                                    --------

December 31
(Dollars in thousands)                           1996      1995     1994
--------------------------------------------------------------------------
U.S. Government Securities. . . . . . . . . . . $10,006   $ 9,978   $6,997
States and political subdivisions . . . . . . .       -         -        5
Other bonds, notes and securities . . . . . . .      24        24       24
                                                -------   -------  -------
     TOTAL                                      $10,030   $10,002   $7,026
                                                -------   -------  -------
                                                -------   -------  -------

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                    TABLE #6
                                    --------

                                                  States and      Federal
                               U.S. Government    Political     Reserve Bank
                                 Securities      Subdivisions      Stock
                               ---------------   ------------   ------------
                                Amount/Yield     Amount/Yield   Amount/Yield
                                -------------    ------------   ------------
Within one year. . . . . . .    $10,006  5.5%     $ -      -%    $ -      -%
After one year
     through five years. . .       -       -%       -      -%      -      -%
After five years
     through ten years . . .       -       -%       -      -%      -      -%
After ten years. . . . . . .       -       -%       -      -%     24    7.5%
                                -------  ---      ---    ---     ---    ---
     TOTAL                      $10,006  5.5%     $ -      -%    $24    7.5%
                                -------  ---      ---    ---     ---    ---
                                -------  ---      ---    ---     ---    ---

III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                    TABLE #7
                                    --------

                                                December 31,   December 31,
                                                    1996           1995
                                                ------------   ------------
     Commercial. . . . . . . . . . . . . . .      $ 5,716         $ 4,892
     Agricultural. . . . . . . . . . . . . .        3,787           3,676
     Real Estate - Construction. . . . . . .        3,087           1,584
     Real Estate - Mortgage. . . . . . . . .       50,228          44,594
     Installment loans to individuals. . . .        8,775           8,679
                                                  -------         -------
         TOTAL                                    $71,593         $63,425
                                                  -------         -------
                                                  -------         -------

     There were no foreign loans at December 31, 1996 or December 31, 1995.

     Commercial, agricultural and real estate - construction loans at December 31, 1996 are presented by maturity as follows (dollars in thousands):

                                    TABLE #8
                                    --------

                                                  Due After
                                Due in One         One Year        Due After
                               Year or Less   Through Five Years   Five Years
                               ------------   ------------------   ----------
Commercial:
     Fixed rates. . . . . . .     4,161                 -               -
     Adjustable rates . . . .     1,555                 -               -
Agricultural:
     Fixed rates. . . . . . .     3,172                 -               -
     Adjustable rates . . . .         -                60             555
Real Estate - Construction:
     Fixed rates. . . . . . .       257                 -               -
     Adjustable rates . . . .       459                 -               -

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

                                    TABLE #9
                                    --------

December 31 (Dollars in thousands)                             1996   1995
----------------------------------------------------------------------------
Non-accrual loans. . . . . . . . . . . . . . . . . . . . . .   $ 759  $183
Loans which are contractually past due 90 days or more
     as to interest or principal, but have not been put
     on a non-accrual basis (See discussion below) . . . . .       -     -
Loans restructured to provide concessions to the
     borrower in order to maximize the recovery
     possibility of the bank . . . . . . . . . . . . . . . .   2,148   593

     Foregone interest on restructured loans in 1996 was 19 thousand on recognized income of 137 thousand. 1995 interest included was 36 thousand with foregone interest of 14 thousand.

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

     Management has no information that would indicate that any loans on hand at December 31, 1996 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10
                                    --------
                                                           1996       1995
                                                         -------    -------
Balance - Beginning of year. . . . . . . . . . . . . .   $   868    $   926
                                                         -------    -------
Charge-offs:
     Commercial. . . . . . . . . . . . . . . . . . . .        48          -
     Agricultural. . . . . . . . . . . . . . . . . . .        25          -
     Real Estate - Construction. . . . . . . . . . . .        76          -
     Real Estate - Mortgage. . . . . . . . . . . . . .        68          -
     Installment loans to individuals. . . . . . . . .       106         73
                                                         -------    -------
                                                         $   323    $    73
                                                         -------    -------
Recoveries:
     Commercial. . . . . . . . . . . . . . . . . . . .   $     4    $     4
     Agricultural. . . . . . . . . . . . . . . . . . .         -          -
     Real Estate - Construction. . . . . . . . . . . .        10          -
     Real Estate - Mortgage. . . . . . . . . . . . . .         -          -
     Installment loans to individuals. . . . . . . . .        12         11
                                                         -------    -------
                                                         $    26    $    15
                                                         -------    -------

Net Charge-offs (recoveries) . . . . . . . . . . . . .   $   297    $    58
                                                         -------    -------

Provision - Charged to operations. . . . . . . . . . .   $   393    $  -
                                                         -------    -------

Balance - End of Year. . . . . . . . . . . . . . . . .   $   964    $   868
                                                         -------    -------
                                                         -------    -------

Average loan balance outstanding . . . . . . . . . . .   $68,841    $56,938
                                                         -------    -------
                                                         -------    -------

Percentage of net charge offs to average loans
  outstanding. . . . . . . . . . . . . . . . . . . . .        .4%        .1%
                                                         -------    -------
                                                         -------    -------

     In 1996, provision was made based on higher charge offs and an increase in problem loans in relation to the previous period.

     There was no provision for loan losses in 1995 due to the continued reduction of loss exposure in the loan portfolio.

     The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11
                                    ---------

                            December 31, 1996            December 31, 1995
                         -------------------------   -------------------------
                                  Percent of Loans            Percent of Loans
                                  in Each Category            in Each Category
                         Amount    to Total Loans    Amount    to Total Loans
                         ------   ----------------   ------   ----------------
Commercial. . . . . . .   $ 15           8.0%         $ 11           7.7%
Agricultural. . . . . .     93           5.3%            9           5.8%
Real Estate-
  Construction. . . . .      4           4.3%            -           2.5%
Real Estate-Mortgage. .     34          70.2%            3          70.3%
Installment Loans . . .     88          12.2%           23          13.7%
Unallocated . . . . . .    730           N/A           822           N/A
                          ----          ----          ----          ----
                          $964           100%         $868           100%
                          ----          ----          ----          ----
                          ----          ----          ----          ----

     The large, unallocated allowance for loan losses is being maintained in recognition of several risk factors inherent in the bank's loan portfolio. Foremost among these is the large concentration of loans of all types secured by real property. While the vast majority of these loans are performing and not in need of an allocated allowance, there has been significant growth in this area and a noticeable increase in appraised values has occurred.
(Please see Table #7, P-8). Another significant area of concern is agricultural purpose loans. This grouping consists largely of livestock growers in the bank's market area and is uniquely vulnerable to adverse weather, crop or livestock disease and market price decline. Borrowers of this type that have required restructured terms or that have been non-performing receive an allocation of the bank's allowance. Those remaining, however, still represent a significant potential for loss should circumstances in that sector deteriorate further. At the time of this writing, estimated charge-offs for the coming year are not expected to exceed $100,000.00 and will be concentrated in the commercial and installment areas.

V.   DEPOSITS

     The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

     At December 31, 1996, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $11,965,011. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12
                                    ---------
     3 months or less                             $ 3,638
     Over 3 through 6 months                        4,611
     Over 6 through 12 months                       1,683
     Over 12 months                                 2,033
                                                  -------
                                                  $11,965
                                                  -------
                                                  -------

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 1996 was $908,000.

                                    TABLE #13
                                    ---------
For the year ended December 31                       1996   1995   1994
------------------------------                       ----   ----   ----
Return on Assets (Net income divided by
  average total assets) . . . . . . . . . . . . . .    .8     .9%    .6%
Return on Equity (Net income divided by
  average equity) . . . . . . . . . . . . . . . . .   9.1%   9.2%   6.9%
Dividend Payout Ratio (Dividends declared per
  share divided by net income per share). . . . . .     0%     0%     0%
Equity to Assets Ratio (Average equity
  divided by average total assets). . . . . . . . .   8.3%   8.3%   9.3%

ITEM 2.    Properties:

      The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado. Approximately one-third (1/3) of the building is utilized by the bank. The remaining space is leased to other businesses. Additionally, a bank building in Walsenburg, Colorado was acquired in 1992. Banking operations at this location began in October of 1993. In 1996, two automatic teller locations were added. One is in Trinidad and the other is in La Veta, Colorado. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.

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

      (c) No dividends have been declared in 1996 or 1995 and management has no intention to declare dividends in the immediate future.

ITEM 6. Selected financial data:

    The following table presents certain key financial information.

                                    TABLE #14
                                    ---------
Selected Financial Data
Year Ended December 31
(Dollars in thousands)                1996    1995    1994    1993    1992
----------------------------------------------------------------------------
Interest income. . . . . . . . . . . $8,320  $7,648  $5,445  $4,347  $4,785
Interest expense . . . . . . . . . .  4,124   4,168   2,473   1,808   2,473
                                     ------  ------  ------  ------  ------
    Net interest income. . . . . . .  4,196   3,480   2,972   2,539   2,312
Provision for Loan Losses. . . . . .    393       -       -     115     115
                                     ------  ------  ------  ------  ------
    Net interest income after
        Provision for loan losses. .  3,803   3,480   2,972   2,424   2,197
Non-interest income. . . . . . . . .    473     389     357     325     360
Securities gains . . . . . . . . . .      -       -       -     192     864
Non-interest expense:
    Personnel expenses . . . . . . .  1,391   1,266   1,137   1,000     917
    Other expenses . . . . . . . . .  1,510   1,388   1,329   1,289   1,049
                                     ------  ------  ------  ------  ------
Income before income taxes . . . . .  1,375   1,215     863     654   1,455
Applicable income taxes. . . . . . .    514     378     284     230     485
                                     ------  ------  ------  ------  ------
Income before reduction for
 minority interest or security
 gains or losses . . . . . . . . . .    861     837     579     424     970
Less minority interest . . . . . . .     20      20      14       9     (20)
                                     ------  ------  ------  ------  ------

Net Income . . . . . . . . . . . . . $  841  $  817  $  565  $  415  $  950
                                     ------  ------  ------  ------  ------
                                     ------  ------  ------  ------  ------

Net income per common share (2). . . $ 2.52  $ 2.44  $ 1.69  $ 1.24  $ 2.84
                                     ------  ------  ------  ------  ------
                                     ------  ------  ------  ------  ------

Dividends declared per common
 share(2). . . . . . . . . . . . . . $    0  $    0  $    0  $    0  $    0
                                     ------  ------  ------  ------  ------
                                     ------  ------  ------  ------  ------

(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)                1996     1995     1994    1993    1992
-----------------------------------------------------------------------------
Loans. . . . . . . . . . . . . . . .  71,593   63,425  49,138  36,482  30,454
Total assets . . . . . . . . . . . . 114,963  109,018  97,616  75,648  71,270
Long-term debt . . . . . . . . . . .     -0-      -0-     -0-     -0-     -0-

ITEM 7. Management's discussion and analysis of financial condition and results of operations:

     FINANCIAL CONDITION

     ASSET QUALITY

                                    TABLE #15
                                    ---------
December 31 (dollars in thousands)        1996   1995    1994    1993    1992
------------------------------------------------------------------------------

Nonaccrual loans. . . . . . . . . . . .    759     183     217     313    499
Past-due loans* . . . . . . . . . . . .      -       -       -       -      -
Restructured loans. . . . . . . . . . .  2,148     593     668     546    569
                                         -----     ---     ---     ---  -----
    Total problem loans . . . . . . . .  2,907     776     885     859  1,068

Foreclosed Assets
    Real estate . . . . . . . . . . . .    300       -       -       -     91
    In-substance foreclosures . . . . .      -       -       -       -    105
    Other . . . . . . . . . . . . . . .     34       -       -       -      -
                                         -----     ---     ---     ---  -----
        Total problem assets. . . . . .  3,241     776     885     859  1,264

Total problem loans as a
  percentage of total loans . . . . . .    4.1%    1.2%    1.8%    2.4%   3.5%

Total problem assets as a percentage of
  total loans and foreclosed assets . .    4.5%    1.2%    1.8%    2.4%   4.1%

Reserve coverage ratio ** . . . . . . .   33.2%  112.0%  104.6%  111.3%  76.8%


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments

**  Allowance for loan losses divided by problem loans

    Drought conditions and depressed livestock prices which prevailed throughout most of 1996 placed a significant financial burden on stock growers in the bank's market area. Approximately 48% of the increase in nonaccruing loans in 1996 consisted of livestock loans made to one customer. Also, approximately 66% of the increase in restructured loans in 1996 consisted of livestock loans made to this and one other customer of the bank. Both of these customers have made their required payments for the year and there has, as of this writing, been a noticeable improvement in related weather and market conditions. (Please see Table #15, P-14)

    The bank has also experienced an increase in foreclosure and repossession activity in 1996. At the time of this writing the bank is in possession of signed contracts for the sale of two properties which represent approximately 89% of total foreclosed real estate and, in each case, for amounts in excess of current book value. (Please see Table #15, P-14)

    In light of the increased charge-off activity in 1996, and in view of the residual impact remaining from the 1995 closure of a local coal mine, the bank is continuing a monthly loan loss provision in 1997. (Please see Table #10, P-10)

    Positive factors that should improve economic conditions in the bank's market area going forward include the completion of a private prison facility in Huerfano County in October of 1997 and the hoped for commencement of construction of a State prison facility in Las Animas County in September of 1997. These projects, coupled with continued growth in light manufacturing, retail and tourist sector businesses, should provide a noticeable improvement in employment levels which will surely be a welcomed change in this region.

    Loans secured by real estate represented 74% of total loans on December 31, 1996. All of the real property serving as collateral for these loans lies within Las Animas, Huerfano or adjacent counties, with 67% consisting of 1-4 family homes, 28% commercial properties and 5% farm and ranch properties. The bank does not sell any of its loans in the secondary market and does not buy or sell participation loans. (Please see Table #7, P-8)

SOURCES AND USES OF FUNDS

    Deposit growth for 1996 was $5,125, 253.00, slightly over one half the growth experienced in 1995 and slightly under one fourth the growth experienced in 1994. This continued decline is, in the opinion of management, a partial result of the continuing boom in the equities markets and the relative attractiveness of the bank's deposit rates. (Please see STATEMENT OF CASH FLOWS, P-24, and BALANCE SHEET, P-22) This deposit growth, coupled with a $2,614,181.00 decrease in cash and cash equivalents and $1,131,305.00 provided by operating activities, was largely deployed into continued loan growth of $8,785,526.00. (Please see STATEMENT OF CASH FLOWS, P-24)

LIQUIDITY

    Since loan growth continued to exceed deposit growth in 1996, liquidity continued its' decline. Average 1996 holdings of cash and due from banks, readily marketable securities and federal funds sold totaled approximately 40% of average liabilities. This is down significantly from 49% in 1995 and 54% in 1994. (Please see tables 1-3, P-4-6)

                                    TABLE #16
                                    ---------
                            INTEREST RATE SENSITIVITY

December 31, 1996 (dollars in thousands)
------------------------------------------------------------------------------
                                             3 Mo     3-12    1-5     Over
                                            Or Less  Months  Years   5 Years
                                            -------  ------  -----   -------
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans *. . . . . . . . . . . . . . . . .    18,967   43,290   8,293     244

Federal Funds Sold . . . . . . . . . . .    27,125      -0-     -0-     -0-

Taxable Securities** . . . . . . . . . .       -0-   10,006     -0-     -0-

Municipal Bonds. . . . . . . . . . . . .       -0-      -0-     -0-     -0-

    TOTAL. . . . . . . . . . . . . . . .    46,092   53,296   8,293     244

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit . . . . . .    16,445   27,230   7,409     -0-

NOW Accounts . . . . . . . . . . . . . .     1,934      -0-     -0-     -0-

Super NOW Accounts . . . . . . . . . . .    19,772      -0-     -0-     -0-

Savings Accounts . . . . . . . . . . . .     9,689      -0-     -0-     -0-

MMDA Accounts. . . . . . . . . . . . . .     6,579      -0-     -0-     -0-

    TOTAL. . . . . . . . . . . . . . . .    54,419   27,230   7,409     -0-

Interest Rate Sensitivity Gap. . . . . .    (8,327)  26,066     884     244

Cumulative Interest Rate
    Sensitivity Gap. . . . . . . . . . .    (8,327)  17,739  18,623  18,867

* Does not include $759 thousand in nonaccruing loans and $40 thousand in overdrafts.

** Does not include $24 thousand in Federal Reserve Bank Stock.

    While the asset heavy gap numbers in Table 16 would normally cause an increase in earnings should interest rates rise, and vice versa, there are significant reasons why management believes the earnings shift would be de minimus. This asset heavy profile must be modified by the bank's practice and intention of minimizing or deferring rate adjustments to loan accounts. The resulting gap profile would therefore be more in balance if adjusted in this fashion.

INVESTMENT SECURITIES

                                    TABLE #17
                                    ---------
                                AND FOOTNOTES 1-2
                                -----------------

                                     Carrying    Unrealized   Unrealized     Market
                                      Value        Gains        Losses        Value
                                    ----------   ----------   ----------   ----------
DECEMBER 31, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities        10,006,368            -       21,993    9,984,375
    Other                                    -            -            -            -
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                 -            -            -            -
    Other                               24,000            -            -       24,000
                                    ----------   ----------   ----------   ----------
                                    10,030,368            -       21,993   10,008,375
                                    ----------   ----------   ----------   ----------
DECEMBER 31, 1995
(1) Held-to-Maturity:
    U.S. Treasury Securities         9,977,841       31,534            -   10,009,375
    Other                                    -            -            -            -
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                 -            -            -            -
    Other                               24,000            -            -       24,000
                                    ----------   ----------   ----------   ----------
                                    10,001,841       31,534            -   10,033,375
                                    ----------   ----------   ----------   ----------

DECEMBER 31, 1994
(1) Held to Maturity
    U.S. Treasury Securities         6,997,049            -       49,549    6,947,500
    Other                                5,009            -          309        4,700
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                 -            -            -            -
    Other                               24,000            -            -       24,000
                                    ----------   ----------   ----------   ----------
                                     7,026,058            -       49,858    6,976,200
                                    ----------   ----------   ----------   ----------

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

    Current securities holdings consist of one $10,000,000.00 par value, U.S. TREASURY NOTE, which matures within 8 months. The bank has pledged the majority of this asset to the State of Colorado in order to collateralize uninsured public deposits in accordance with State law. A similar security will be purchased prior to the August, 1997 maturity to serve as a replacement. (Please see Table #17, P-17 and Note 2, P-29-30)

CAPITAL

    Tier 1 and total risk based capital ratios ended 1996 at 14.90% and 16.15%, respectively, compared with 14.73% and 15.99% in 1995 and 16.29% and 17.55% in 1994. This decline between 1994 and 1995, a reflection of asset growth exceeding retained earnings growth and a significant asset shift from low risk, cash equivalents to higher risk loan balances, has been partially reversed in the 1995 to 1996 time frame. Declining asset growth, slightly higher earnings and a slower rate of loan growth are responsible for this reversal. The leverage ratio stood at 8.42% at year end, 1996, compared with 8.09% in 1995 and 8.19% in 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Some improvement in net interest income has been experienced in 1996. This was true in dollar terms and when expressed as a percentage of average earning assets. (Please see Table #14, P-13 and Tables 1-3, P-4-6). The information in Table #4 on page 7 reveals that the primary cause for this improvement is the volume driven increase in interest earned on loans. Interest expense on deposits remained stable, with small, volume driven increases substantially offset by small declines in deposit rates.

OTHER INCOME AND EXPENSE

    With the exception of advertising expense and FDIC insurance expense, increases in non-interest expense occurred in 1996 across all categories. The total increase was $247,000.00 and is tied primarily to growth factors and increased legal fees incurred in collecting delinquent loans. The $84,000.00 increase in non-interest income was also largely a result of growth. In this instance, volume driven increases in fee income play the major role. (Please see Table #14, P-13 and STATEMENT OF INCOME, P-23)

    Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

ITEM 8.   Financial statements and supplementary data.

     Index to Financial Statements of
          The Republic Corporation and Subsidiary                     PAGE

     Accountant's Report. . . . . . . . . . . . . . . . . . . .       21

     Balance Sheets as of December 31, 1996 and 1995. . . . . .       22

     Statement of Income for the three years ended
          December 31, 1996 . . . . . . . . . . . . . . . . . .       23

     Statement of Cash Flows for the three years ended
          December 31, 1996 . . . . . . . . . . . . . . . . . .       24-25

     Statement of Changes in Stockholders' Equity
          for the three years ended December 31, 1996 . . . . .       26

     Notes to Financial Statements. . . . . . . . . . . . . . .       27-40

                                  [LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 1996, in conformity with generally accepted accounting principles.

/s/  Dixon, Waller & Co.
Trinidad, Colorado
February 5, 1997

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

December 31                                          1996          1995
-------------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . . . .  $  3,273,580 $  2,362,761
Investment securities:
    Held to maturity
        Market value at 12-31-96 -  9,984,375
        Market value at 12-31-95 - 10,009,375      10,006,368    9,977,841
    Available for Sale. . . . . . . . . . . . .        24,000       24,000
                                                 ------------ ------------
                                                   13,303,948   12,364,602
                                                 ------------ ------------

Loans . . . . . . . . . . . . . . . . . . . . .    71,592,533   63,425,397
    Plus:  Uncollected earned interest. . . . .       629,677      537,718
    Less:  Allowance or losses. . . . . . . . .      (964,057)    (868,026)
                                                 ------------ ------------
        NET LOANS AND OTHER RECEIVABLES . . . .    71,258,153   63,095,089
                                                 ------------ ------------

Federal funds sold. . . . . . . . . . . . . . .    27,125,000   30,650,000
Property, equipment and vehicles (Net). . . . .     1,651,386    1,801,814
Other real estate . . . . . . . . . . . . . . .       300,025            -
Goodwill. . . . . . . . . . . . . . . . . . . .       436,079      436,079
Other assets. . . . . . . . . . . . . . . . . .       888,369      670,495
                                                 ------------ ------------

    Total Assets. . . . . . . . . . . . . . . .  $114,962,960 $109,018,079
                                                 ----------   ------------
                                                 ----------   ------------

Liabilities and Stockholders' Equity

Deposits (Domestic):
    Demand (noninterest bearing). . . . . . . . $  12,464,933 $ 10,768,809
    Savings, time and demand (interest bearing)    90,933,080   87,503,951
                                                 ----------   ------------
                                                  103,398,013   98,272,760
                                                 ----------   ------------
Accounts payable and accrued interest payable .       834,013    1,008,148
Accrued taxes payable . . . . . . . . . . . . .       559,450      425,902
                                                 ----------   ------------

    Total liabilities . . . . . . . . . . . . .   104,791,476   99,706,810
                                                 ----------   ------------

Minority Interest in Consolidated Subsidiary. .       216,826      197,478
                                                 ----------   ------------

Stockholders' Equity
    Common stock (par value $1; 750,000 shares
        authorized, 356,844 shares issued
        including stock held in treasury. . . .       356,844      356,844
    Additional paid-in capital. . . . . . . . .       234,931      234,931
    Less cost of treasury stock (23,119 shares
        at 12/31/96, 23,119 shares at 12/31/95)       (91,303)     (91,303)
                                                 ------------ ------------
            Total contributed capital . . . . .       500,472      500,472
                                                 ------------ ------------
Retained earnings . . . . . . . . . . . . . . .     9,454,186    8,613,319
                                                 ------------ ------------
    Stockholders' equity. . . . . . . . . . . .     9,954,658    9,113,791
                                                 ------------ ------------
        Total liabilities and
            stockholders' equity. . . . . . . .  $114,962,960 $109,018,079
                                                 ------------ ------------
                                                 ------------ ------------

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

Year Ended December 31                       1996        1995        1994
-------------------------------------------------------------------------------

Interest income:
    Interest and fees on loans. . . . .   $6,184,010  $5,005,568  $3,760,091
    Interest on federal funds sold. . .    1,483,240   2,126,113   1,389,369
    Interest and dividends on
    investments:
        Securities of U.S.
            government agencies . . . .      652,786     516,366     296,316
    Obligations of states, political
        subdivisions and other obli-
        gations secured by the
        government. . . . . . . . . . .            -         125         267
                                          ----------  ----------  ----------
        Total interest on investments .      652,786   2,642,604   1,685,952
                                          ----------  ----------  ----------

        Total interest income . . . . .    8,320,036   7,648,172   5,446,043
                                          ----------  ----------  ----------

Interest expense:
    Interest on deposits. . . . . . . .    4,124,629   4,168,021   2,473,418
                                          ----------  ----------  ----------
        Total interest expense. . . . .    4,124,629   4,168,021   2,473,418
                                          ----------  ----------  ----------
        Net interest income . . . . . .    4,195,407   3,480,151   2,972,625
Provision for loan losses . . . . . . .      392,703        -          -
                                          ----------  ----------  ----------
    Net interest income after
        provision for loan losses . . .    3,802,704   3,480,151   2,972,625
Other income:
    Service charges on deposit accounts      185,218     157,384     150,627
    Other service charges,
        commissions and fees. . . . . .      191,527     162,998     131,574
    Gain on sale of securities. . . . .         -           -            -
    Net Income - Other Real Estate. . .         -           -            -
    Other income. . . . . . . . . . . .       96,293      68,375      74,509
                                          ----------  ----------  ----------
        Total other income. . . . . . .      473,038     388,757     356,710
                                          ----------  ----------  ----------
Other expenses:
    Salaries and wages. . . . . . . . .    1,217,215   1,092,575     979,191
    Employee benefits . . . . . . . . .      173,827     173,784     158,185
    Net occupancy expenses. . . . . . .      119,604      92,527      78,494
    Furniture and equipment expense . .      108,633      81,683      77,084
    Depreciation other than
        rental property . . . . . . . .      227,772     177,414     189,842
    Operating Loss. . . . . . . . . . .         -           -           -
    Computer service center . . . . . .      119,105      93,759      73,186
    FDIC Insurance. . . . . . . . . . .         -        102,024     156,816
    Professional services . . . . . . .      121,272      88,200      87,809
    Advertising . . . . . . . . . . . .      102,069     111,998      78,749
    Other operating expenses. . . . . .      711,316     639,879     587,128
                                          ----------  ----------  ----------
        Total other expenses. . . . . .    2,900,813   2,653,843   2,466,484
                                          ----------  ----------  ----------
        Income before income taxes. . .    1,374,929   1,215,065     862,851
                                          ----------  ----------  ----------
Less applicable income taxes (Current).      513,814     378,289     283,718
                                          ----------  ----------  ----------
    Income before reduction
        for minority interest . . . . .      861,115     836,776     579,133
Less minority interest in income             (20,248)    (19,667)    (14,157)
                                          ----------  ----------  ----------
    Net income. . . . . . . . . . . . .      840,867     817,109     564,976
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
    Earnings per share. . . . . . . . .        $2.52       $2.44       $1.69
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               STATEMENT OF CASH FLOWS

December 31                                1996        1995        1994
-------------------------------------------------------------------------------

Cash flows and operating activities:
Net income (loss). . . . . . . . . .  $   840,867  $   817,109  $   564,976
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation . . . . . . . . . .      233,578      183,216      195,832
    Provision for loan losses. . . .      392,703         -           -
    Amortization (accretion) of
        discounts and premiums . . .      (14,464)     (48,752)       6,717
    Other real estate gains/net. . .          -         (1,000)        -
    Re-appraisal - other real
      estate . . . . . . . . . . . .        9,693         -            -
    Gain on sale of securities . . .         -            -            -
    (Decrease) increase in
        interest payable . . . . . .     (174,135)     409,444      290,867
    (Increase) Decrease in
        interest receivable. . . . .      (91,959)    (153,834)     (61,166)
    (Increase) decrease in
        other assets . . . . . . . .     (217,874)    (178,374)       3,383
    Increase (decrease) in
        other liabilities. . . . . .      152,896      119,394       85,243
                                       ----------   ----------   ----------
            Total adjustments. . . .      290,438      330,094      520,876
                                       ----------   ----------   ----------
Net cash provided by (used in)
  operating activities . . . . . . .    1,131,305    1,147,203    1,085,852
                                       ----------   ----------   ----------

Cash flows from investing activities:
Proceeds from sales of investment
    securities . . . . . . . . . . .        5,000         -          -
Proceeds from maturities of
    investment securities. . . . . .   10,005,000    7,005,000    7,000,000
Purchase of investment securities. .  (10,024,063)  (9,932,031)  (6,989,063)
Loans made to customers-net
    cash activity. . . . . . . . . .   (8,785,526) (14,344,477) (12,686,557)
Capital expenditures . . . . . . . .      (83,150)    (443,971)    (113,425)
Proceeds from sale
    of other real estate . . . . . .       12,000         -           -
                                       ----------   ----------   ----------
Net cash provided by
  (used in) investing activities . .   (8,870,739) (17,714,479)  12,789,045
                                       ----------   ----------   ----------

Cash flows from financing activities:
Net increase in demand deposits, NOW
  accounts, savings accounts and
  certificates of deposit. . . . . .    5,125,253   10,056,464   21,026,279
Purchase of treasury stock . . . . .         -            -          -
                                       ----------   ----------   ----------
Net cash provided by (used in)
  financing activities . . . . . . .    5,125,253   10,056,464   21,026,279
                                       ----------   ----------   ----------

Net increase (decrease) in cash
  and cash equivalents . . . . . . .   (2,614,181)  (6,510,812)   9,323,086

(Continued)


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                               1996        1995         1994
-------------------------------------------------------------------------------
Cash and cash equivalents
at beginning of year:
    Cash and due from banks. . . .     2,362,761     3,073,573    2,525,487
    Federal funds sold . . . . . .    30,650,000    36,450,000   27,675,000
                                      ----------    ----------   ----------
Cash and cash equivalents
    at beginning of year . . . . .    33,012,761    39,523,573   30,200,487
                                      ----------    ----------   ----------

Cash and cash equivalents
at end of year:
    Cash and due from banks. . . .     3,273,580     2,362,761    3,073,573
    Federal funds sold . . . . . .    27,125,000    30,650,000   36,450,000
                                      ----------    ----------   ----------
Cash and cash equivalents
    at end of year . . . . . . . .    30,398,580    33,012,761   39,523,573
                                      ----------    ----------   ----------
                                      ----------    ----------   ----------

Supplemental disclosures of
cash flow information
    Cash paid for interest . . . .     4,298,764     3,758,577    2,182,551
                                      ----------    ----------   ----------
                                      ----------    ----------   ----------
    Cash paid for income tax . . .       468,289       403,718      285,621
                                      ----------    ----------   ----------
                                      ----------    ----------   ----------



The accompanying notes are an integral part of these financial statements.

                          REPUBLIC CORPORATION AND SUBSIDIARY
                     Statement of Changes in Stockholders' Equity


For three                 Additional
years ended      Capital   Paid in    Treasury  Contributed  Retained   Total
December 31,      Stock    Capital     Stock      Capital    Earnings   Equity
-------------------------------------------------------------------------------

Balance at
   12-31-93       356,844   234,931  (91,303)   500,472    7,231,234  7,731,706

Net income           -         -        -          -         564,976    564,976

Market value
   adjustment-
   Securities        -         -        -          -            -          -

Addition to
   treasury
   stock             -         -        -          -            -          -
                 --------  -------- --------   --------   ---------- ----------
Balance at
   12-31-94       356,844   234,931  (91,303)   500,472    7,796,210  8,296,682

Net income           -         -        -          -         817,109    817,109

Market value
   adjustment-
   Securities        -         -        -          -            -          -

Addition to
   treasury
   stock             -         -        -          -            -          -
                 --------  -------- --------   --------   ---------- ----------
Balance at
   12-31-95       356,844  234,931   (91,303)   500,472    8,613,319  9,113,791

Net Income           -        -         -          -         840,867    840,867

Market value
   adjustment-
   Securities        -        -         -          -            -          -

Addition to
   treasury
   stock             -        -         -          -            -          -
                 --------  -------- --------   --------   ---------- ----------
Balance at
   12-31-96      $356,844  $234,931 $(91,303)  $500,472   $9,454,186 $9,954,658
                 --------  -------- --------   --------   ---------- ----------
                 --------  -------- --------   --------   ---------- ----------


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

          INVESTMENT SECURITIES. The investment securities are classified and accounted for as follows:

          - Held to Maturity - investment debt securities for which the Bank has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method.

          - Available for sale - securities not classified as securities to be held to maturity. Unrealized holding gains or losses, net of tax, are reported as a separate component of shareholders' equity until realized.

          LOANS. Interest on all loans is credited to interest income as earned on the principal amount outstanding. Loans to individuals for household, family and other consumer expenditures are principally written at the amount disbursed, and interest income is accrued on the outstanding principal balance.

          USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

          While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          INCOME RECOGNITION ON IMPAIRED LOANS. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

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

          LONG-LIVED ASSETS. The undiscounted future net cash flows of the Company are expected to be greater than the net book value of long-lived assets (including goodwill) so that recoverability is not determined to be impaired.

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

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


          FORECLOSED REAL ESTATE. Foreclosed real estate includes formally foreclosed properties.

          At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis.

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

2.   Investment Securities, including investments held for sale.

          A schedule of securities is as follows:

                      December 31, 1996                     December 31, 1995
             -----------------------------------   -----------------------------------
             Principal     Book         Market     Principal       Book       Market
               Amount      Value         Value       Amount        Value       Value
             ----------  ----------   ----------   ----------   ----------   ----------
Government
Securities   10,000,000  10,006,368    9,984,375   10,000,000    9,977,841   10,009,375

Obligations
of states
and polit-
ical sub-
divisions           -           -            -            -            -            -

Other            24,000      24,000       24,000       24,000       24,000       24,000
             ----------  ----------   ----------   ----------   ----------   ----------
                         10,030,368   10,008,375                10,001,841   10,033,375
                         ----------   ----------                ----------   ----------
                         ----------   ----------                ----------   ----------

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $9,506,050 at December 31, 1996 and $9,478,949 at December 31, 1995. Additionally, $500,318 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 1996.

          Net gains on the sale of securities were as follows:

                                                        1996       1995
                                                       -------    -------
     GAINS
          U.S. Government Securities                      -          -
                                                       -------    -------
     LOSSES
          U.S. Government Securities                      -          -
                                                       -------    -------
     NET GAINS ON SALE OF SECURITIES                      -          -
                                                       -------    -------
                                                       -------    -------

     Unrealized gains and losses in the securities portfolio were as follows:

                                 Carrying  Unrealized  Unrealized   Market
                                  Value       Gain       Loss        Value
                                ---------- ----------  ----------   -------
     DECEMBER 31, 1996
     -----------------
     U.S. Treasury Securities   10,006,368      -       21,993    9,984,375
     Obligations of States
          and Political
          Subdivisions. . . .         -        -          -            -
     Other. . . . . . . . . .       24,000     -          -          24,000
                                ----------  -------     ------   ----------
                                10,030,368     -        21,993   10,008,375
                                ----------  -------     ------   ----------
                                ----------  -------     ------   ----------

     DECEMBER 31, 1995
     -----------------
     U.S. Treasury Securities    9,977,841   31,534       -      10,009,375
     Obligations of States
          and Political
          Subdivisions. . . .        -         -          -           -
     Other. . . . . . . . . .       24,000     -          -          24,000
                                ----------  -------     ------   ----------
                                10,001,841   31,534       -      10,033,375
                                ----------  -------     ------   ----------
                                ----------  -------     ------   ----------

3.   Loans and Other Receivables

          Loans and other receivables are summarized as follows:

                                                         December 31,
                                                  -------------------------
     TYPE                                             1996          1995
     -----                                        -----------   -----------
     Real estate. . . . . . . . . . . . . .       $53,315,567   $46,178,005
     Commercial and industrial. . . . . . .         5,715,555     4,892,134
     Agriculture. . . . . . . . . . . . . .         3,787,250     3,676,333
     Loans to individuals for household,
          family and other consumer goods .         8,734,360     8,651,779
     Other. . . . . . . . . . . . . . . . .            39,801        27,146
                                                  -----------   -----------
          TOTAL                                   $71,592,533   $63,425,397
                                                  -----------   -----------
                                                  -----------   -----------

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

     The changes in the allowance for loan losses are as follows:

                                                      December 31,
                                             ----------------------------
                                               1996      1995      1994
                                             --------  --------  --------

     Balance at beginning of year. . . . .   $868,026  $925,572  $956,000
     Provision charged to
          operating expenses . . . . . . .    392,703      -         -
     Loans charged off . . . . . . . . . .    322,659    73,040    46,489
     Recoveries on loans
          previously charged off . . . . .     25,987    15,494    16,061
                                             --------  --------  --------
     Balance at end of year. . . . . . . .   $964,057  $868,026  $925,572
                                             --------  --------  --------
                                             --------  --------  --------

     At December 31, 1996 and 1995, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $2,907,000 and $776,000 respectively. The average recorded investment in impaired loans amounted to approximately $2,286,000 and $867,000 for the years ended December 31, 1996 and 1995, respectively. The allowance for loan losses related to impaired loans amounted to approximately $199,890 and $167,482 at December 31, 1996 and 1995, respectively. Interest income on impaired loans of $159,830 and $48,675 was recognized for cash payments received in 1996 and 1995 respectively.

4.   Property and equipment.

          Property and equipment are summarized as follows:

                                                      December 31,
                                         ----------------------------------
                                              1996       1995       1994
                                         ----------  ----------  ----------

     Land. . . . . . . . . . . . . .     $  114,751  $  114,751  $   49,681
     Buildings . . . . . . . . . . .      2,029,738   2,029,738   1,945,220
     Furniture and equipment . . . .      1,370,580   1,287,430     993,047
                                         ----------  ----------  ----------
                                          3,515,069   3,431,919   2,987,948
     Less accumulated depreciation .      1,863,683   1,630,105   1,446,889
                                         ----------  ----------  ----------
          Net. . . . . . . . . . . .      1,651,386  $1,801,814  $1,541,059
                                         ----------  ----------  ----------
                                         ----------  ----------  ----------

          Depreciation expense for 1996, 1995 and 1994 was $233,578, $183,216 and $195,832, respectively.

5.   Income Taxes.

          The components of the income tax provisions (benefits) are as follows:

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5.   (Continued)
                                                       December 31,
                                             ------------------------------
                                                1996      1995       1994
                                             --------   --------   --------
     Federal provision:
          Current. . . . . . . . . . . .     $478,584   $352,561   $262,050
          Deferred . . . . . . . . . . .         -          -          -
                                             --------   --------   --------
                                              478,584    352,561    262,050
     State provision . . . . . . . . . .       35,230     25,728     21,668
                                             --------   --------   --------
          Total. . . . . . . . . . . . .     $513,814   $378,289   $283,718
                                             --------   --------   --------
                                             --------   --------   --------

          The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

                                       1996          1995          1994
                                  ------------- ------------- -------------
                                          % of          % of          % of
                                         Pretax        Pretax        Pretax
                                  Amount Income Amount Income Amount Income
                                  ------ ------ ------ ------ ------ ------
     Statutory tax rate Federal .  467     34    413     34     293     34
     State income tax . . . . . .   35      2     25      2      22      3
     Tax exempt revenue . . . . .   (5)     -     (5)    -       (4)    (1)
     Accrual to cash adjustment .    -      -    (21)    (2)    (21)    (3)
     Provision for loan loss. . .   33      2    (20)    (2)     (3)     -
     Other (net). . . . . . . . .  (16)    (1)   (14)    (1)     (3)     -
                                  ----    ----  ----   ----    ----   ----
          Total . . . . . . . . .  514     37    378     31     284     33
                                  ----    ----  ----   ----    ----   ----
                                  ----    ----  ----   ----    ----   ----

6.   Service Commitments.

          Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 1996, 1995 and 1994 were $119,105, $93,759 and $73,186, respectively.

7.   Other Real Estate.

          Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for which the underlying collateral is real estate. There were no gains or losses on sales of properties for the year ended December 31, 1996.

          There was a $1,000 gain on other real estate sold in 1995.
     transactions.

          No gains or losses were incurred in 1994 on other real estate transactions.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



8.   Certificates of Deposit.

          The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $11,965,011 and $11,692,086 at December 31, 1996 and 1995, respectively. Interest expense for the years ended December 31, 1996, 1995 and 1994 on this type of deposit was $619,605, $596,555, and
     $246,698, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

                                  3 months or less     $ 3,638
                                  3 to 6 months          4,611
                                  6 to 12 months         1,683
                                  over 12 months         2,033
                                                       -------
                                                        11,965
                                                       -------
                                                       -------
9.   Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1996, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $1,694,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 1996, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at December 31, 1996 were $14.90% and 16.15%, respectively. The Bank's Tier 1 leverage ratio at December 31, 1996 was 8.42%. The minimum required leverage ratio for the Bank at December 31, 1996, was 3.00%.


10.  Supplemental Cash Flow Information

          In 1996 and 1994, the Bank recorded amounts of other real estate acquired through foreclosure of $321,718 and $5,500. Of total sales of other real estate during 1994, $5,300 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off in 1996, 1995 and 1994 amounted to $322,659, $73,040 and $46,489. These noncash transactions have been excluded from the consolidated statement of cash flows.


11.  Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                  Balance Sheet

(Note 11 Continued)
December 31                                         1996           1995
------------------------------------------------------------------------------

Assets

Cash in Bank. . . . . . . . . . . . . . . . .   $   22,102      $   22,500
Investment in subsidiary - equity method. . .    9,855,952       9,015,379
Vehicles and equipment (net). . . . . . . . .          -               108
Receivable - due from subsidiary. . . . . . .       20,000          19,200
Other assets. . . . . . . . . . . . . . . . .       56,604          56,604
                                                ----------      ----------
    Total assets. . . . . . . . . . . . . . .    9,954,658      $9,113,791
                                                ----------      ----------
                                                ----------      ----------

Liabilities . . . . . . . . . . . . . . . . .   $    -          $     -
                                                ----------      ----------

Stockholders' Equity

Common stock, par value $1.00; authorized
    750,000 shares, issued 356,844 shares
    including stock held in treasury of
    23,119 and 23,119 for 1996 and 1995,
    respectively. . . . . . . . . . . . . . .      356,844         356,844
Additional paid in capital. . . . . . . . . .      234,931         234,931
Less cost of treasury stock (23,119 shares
    at 12-31-96, 23,119 shares at 12-31-95) .      (91,303)        (91,303)
                                                ----------      ----------
        Total contributed capital . . . . . .      500,472         500,472
                                                ----------      ----------
Retained earnings . . . . . . . . . . . . . .    9,454,186       8,613,319
                                                ----------      ----------
    Total stockholders' equity. . . . . . . .    9,954,658       9,113,791
                                                ----------      ----------
    Total liabilities and
    stockholders' equity. . . . . . . . . . .   $9,954,658      $9,113,791
                                                ----------      ----------
                                                ----------      ----------

                            THE REPUBLIC CORPORATION
                               Statement of Income

(Note 11 Continued)
Year Ended December 31                         1996     1995      1994
---------------------------------------------------------------------------
Income

Investment income in subsidiary
    Dividends received from
        subsidiary bank. . . . . . . . . .   $ 39,100   $ 39,100   $ 39,100
    Other income . . . . . . . . . . . . .       -          -          -
                                             --------   --------   --------
        Total income . . . . . . . . . . .   $ 39,100   $ 39,100   $ 39,100
                                             --------   --------   --------

Expenses

Salaries and employee benefits . . . . . .     41,073     41,073     41,073
Depreciation . . . . . . . . . . . . . . .        108        107        107
Examination and legal fees . . . . . . . .      9,826      8,127      6,375
Miscellaneous. . . . . . . . . . . . . . .         90        140     13,384
Office . . . . . . . . . . . . . . . . . .      4,406      3,729      3,726
Taxes. . . . . . . . . . . . . . . . . . .      3,303      3,310      3,315
Travel . . . . . . . . . . . . . . . . . .       -           -          200
                                             --------   --------   --------
    Total expenses . . . . . . . . . . . .     58,806     56,486     68,180
                                             --------   --------   --------
Income (Loss) before equity in
    undistributed net income of subsidiary    (19,706)   (17,386)   (29,080)

Less applicable income (taxes) benefit . .     20,000     19,200     18,100
                                             --------   --------   --------
                                                  294      1,814    (10,980)

Equity in undistributed net income
    (loss) of subsidiary . . . . . . . . .    840,573    815,295    575,956
                                             --------   --------   --------
    Net income (loss). . . . . . . . . . .   $840,867   $817,109   $564,976
                                             --------   --------   --------
                                             --------   --------   --------
Earnings per share
    Weighted average number of
        shares outstanding . . . . . . . .    333,725    333,725    333,725
                                             --------   --------   --------
                                             --------   --------   --------
    Net income (loss) per common share . .   $   2.52   $   2.44   $   1.69
                                             --------   --------   --------
                                             --------   --------   --------

                            THE REPUBLIC CORPORATION
                             Statement of Cash Flows

(Note 11 Continued)
Year Ended December 31                          1996       1995       1994
---------------------------------------------------------------------------
Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . .   $ 840,867  $ 817,109  $ 564,976
Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation. . . . . . . . . . . . .         108        107        107
    Dividends received - subsidiary . . .     (39,100)   (39,100)   (39,100)
    (Increase) in investment in
        subsidiary-held on the
        equity method . . . . . . . . . .    (840,573)  (815,295)  (557,573)
    (Increase) decrease in receivable
        from subsidiary-income
        tax benefit . . . . . . . . . . .        (800)    (1,100)       700
    Increase (decrease) in current
        liabilities . . . . . . . . . . .        -          -          -
                                            ---------   --------   --------
Net cash (used in) operating activities .     (39,498)   (38,279)   (30,890)
                                            ---------   --------   --------

Cash flows from investing activities-
    Dividends received. . . . . . . . . .      39,100     39,100     39,100
                                            ---------   --------   --------
Cash flows from financing activities-
    Purchase of treasury stock. . . . . .        -          -          -
                                            ---------   --------   --------
Net increase (decrease) in cash . . . . .        (398)       821      8,210

Cash - beginning of year. . . . . . . . .      22,500     21,679     13,469
                                            ---------   --------   --------
Cash - end of year. . . . . . . . . . . .      22,102     22,500     21,679
                                            ---------   --------   --------
                                            ---------   --------   --------
Supplemental disclosures of cash
flow information:
    Cash paid for interest. . . . . . . .        -          -          -
                                            ---------   --------   --------
                                            ---------   --------   --------
    Cash paid for income taxes. . . . . .        -          -          -
                                            ---------   --------   --------
                                            ---------   --------   --------

                            THE REPUBLIC CORPORATION
                  Statement of Changes in Stockholders' Equity

(Note 11 Continued)
For the Three                    Additional               Total
Year Ended              Capital   Paid in   Treasury   Contributed   Retained
December 31              Stock    Capital    Stock       Capital     Earnings
------------------------------------------------------------------------------
Balance at December
    31, 1993. . . . .   $356,844  $234,931  $(91,303)   $500,472    $7,231,234*

Net income. . . . . .       -         -        -            -          564,976

Additions to
    treasury stock. .       -         -        -            -             -
                        --------  --------  --------    --------    ----------

Balance at December
    31, 1994. . . . .    356,844   234,931   (91,303)    500,472     7,796,210*

Net income. . . . . .       -         -        -            -          817,109

Additions to
    treasury stock. .       -         -        -            -              -
                        --------  --------  --------    --------    ----------

Balance at December
    31, 1995. . . . .    356,844   234,931   (91,303)    500,472     8,613,319*

Net income. . . . . .       -         -        -            -          840,867

Additions to
    treasury stock. .       -         -        -            -             -
                        --------  --------  --------    --------    ----------

Balance at December
    31, 1996            $356,844  $234,931  $(91,303)   $500,472    $9,454,186*
                        --------  --------  --------    --------    ----------
                        --------  --------  --------    --------    ----------

    *On December 31, 1993, 1994, 1995 and 1996 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $6,422,432, $6,982,005, $7,797,300 and 8,637,872 respectively.

12. Contingent Liabilities and Commitments.

    The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1996, is as follows:

                                                                 National
                                                                  Amount
                                                                 ---------
    Commitments to extend credit                                 3,472,000
    Standby letters of credit                                      253,000

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


12. (Continued)

    Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.


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

    -   INVESTMENT SECURITIES

        An estimate of the fair value for investment securities is made utilizing quoted market prices for publicly traded securities, where available. A third-party pricing service that specializes in "matrix pricing" and modeling techniques provides estimated fair values for securities not actively traded.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


13. (Continued)

    -   LOANS

        The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 1996, these loans do not significantly impact the fair value of loans.


    -   DEPOSITS

        The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.


    -   COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

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

        The estimated fair value of the Company's financial instruments is as follows:


                                                   December 31, 1996
                                               -----------------------
                                               Carrying           Fair
                                                Amount           Value
                                               --------          -----
                                                     (In Thousands)
        Financial assets:
            Cash and due from banks            $ 3,274           $ 3,274
            Held-to-maturity securities         10,006             9,984
            Other Securities                        24                24
            Federal funds sold                  27,125            27,125
            Loans, net of allowance             70,628            70,639

        Financial liabilities:
            Deposits                           103,398           103,417

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13. (Continued)

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

                             TERM OF          PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE          AGE  OFFICE                  LAST FIVE YEARS
--------------          ---  --------  -----------------------------------------
Catherine G. Eisemann   70   33 Years  Catherine G. Eisemann has been a Director
                                       of The Republic Corporation for 33 years.
                                       Mrs. Eisemann was elected President of
                                       The Republic Corporation and began
                                       serving December 11, 1981.

J.E. Eisemann, IV       49   20 Years  J.E. Eisemann, IV has served as a
                                       Director on The Republic Corporation
                                       Board for 20 years.  Mr. Eisemann has
                                       been the Vice-President and Director of
                                       the Subsidiary Bank for approximately 20 years. Mr. Eisemann has served as the Chairman of the Board of The Republic
                                       Corporation and Chairman of the Board
                                       for the Subsidiary Bank for approximately
                                       15 years.

Roger Dean Eisemann     42   14 Years  Roger Dean Eisemann was elected Secretary
                                       and began serving as a director of The
                                       Republic Corporation in July, 1982.

     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11.  Executive Compensation.

                 EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE


                                                   Annual Compensation
                                           ---------------------------------
Name & Principal Position                  Year       Salary         Bonus
-------------------------                  ----     ---------      ---------
J.E. Eisemann, IV Chairman of the          1996     $54,193(1)     $3,881(2)
    Board of the Company, Vice             1995      52,716(1)      3,429(2)
    President of the Company,              1994      50,767(1)      2,076(2)
    Chairman of the Board & Vice
    President of the Subsidiary Bank

Catherine Eisemann President of the        1996     $30,000           -0-
    Company                                1995      30,000           -0-
                                           1994      30,000           -0-



                              Restricted    Stock
                                Stock      Options/     LTIP         All Other
Name & Principal Position       Awards     SARs(#)    Payouts($)   Compensation
-------------------------     ----------   -------    ---------    ------------
J.E. Eisemann, IV                -0-          -0-        -0-           -0-
    Chairman of the Board        -0-          -0-        -0-           -0-
    of the Company, Vice         -0-          -0-        -0-           -0-
    President of the
    Company, Chairman of
    the Board & Vice
    President of the
    Subsidiary Bank

Catherine Eisemann               -0-          -0-        -0-           -0-
    President of the             -0-          -0-        -0-           -0-
    Company                      -0-          -0-        -0-           -0-


(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $4,924 in 1994, $3,543 in 1995, and $3,920 in 1996.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $246 in 1994, $343 in 1995, and $353 in 1996.


                      STOCK OPTIONS/SAR GRANTS IN 1996-NONE
         AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 1996 AND OPTIONS/SAR
                      VALUES AS OF DECEMBER 31 1996 - NONE
                LONG-TERM INCENTIVE PLANS - AWARDS IN 1996 - NONE
                            COMPENSATION OF DIRECTORS
             Director fees are not paid to directors of the Company.
                     EMPLOYMENT CONTRACTS AND TERMINATION OF
                         EMPLOYMENT ARRANGEMENTS - NONE
                   REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 12.  Security ownership of certain beneficial owners and management.


     (a)  Security ownership of certain beneficial owners.
          The following schedule reflects security ownership of persons who are the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation.

                                                      Amount and
                                                      Nature of     Percent
          Name of                        Title of     Beneficial      of
          Person (1)                      Class      Ownership (2)   Class
          ----------                   ------------  -------------  --------
          Catherine G. Eisemann        Common Stock     193,702     58.0424
          3350 McCue, #904
          Houston, Texas  77056

          (1) All persons shows are officers or directors of The Republic Corporation.

          (2) Shares of The Republic Corporation have not been pledged by the officers or directors of the corporation.


     (b)  Security ownership of management.
          The following schedule reflects security ownership of the officers and directors of The Subsidiary Bank:

                                                      Amount and
                                                      Nature of     Percent
          Name of Director               Title of     Beneficial       of
          or Officer                       Class      Ownership      Class
          ----------------             ------------   ----------    -------
          The Republic Corporation(1)  Common Stock     39,100       97.75
          Catherine G. Eisemann        Common Stock        100         .25
          J.E. Eisemann, IV            Common Stock        100         .25
          R. Dean Eisemann             Common Stock        100         .25
          Ralph Gagliardi              Common Stock        100         .25
          Opal Gahm                    Common Stock        100         .25
          Johnny Niccoli               Common Stock        100         .25
          Charles Latuda               Common Stock        100         .25
          John Davis                   Common Stock        100         .25
          James Cummings               Common Stock        100         .25

          (1) Catherine G. Eisemann owns 58.0424 percent of The Republic Corporation.

     (c)  Changes in control.

          The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13.  Certain relationships and related transactions.

          There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. A director was indebted to the subsidiary bank during 1996 on a loan made in the ordinary course of business made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility. At no time was the amount of the loan in excess of $60,000.

                                     PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a)  1.   The following financial statements and financial statement schedules are included in Part II of this report:

               Consolidated statements of the parent and subsidiary bank:

                    Accountant's Report. . . . . . . . . . . . .      21

                    Balance Sheets as of December
                         31, 1996 and 1995 . . . . . . . . . . .      22

                    Statements of Income - years ended
                         December 31, 1996, 1995 and 1994. .  . .     23

                    Statement of Cash Flows -
                         Years ended December 31,
                         1996, 1995 and 1994. . . . . . . . . . .     24-25

                    Statement of Changes in Stockholders'
                         Equity-years ended December 31,
                         1996, 1995 and 1994. . . . . . . . . . .     26

                    Notes to Financial Statements . . . . . . . .     27-40

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

               Exhibit
                 No.
               -------
                 3       The Republic Corporation, Articles of Incorporation and
                         By-Laws

               22(a)     Subsidiary of the Registrant.

               The First National Bank in Trinidad, Colorado.
               Incorporated in Colorado

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 1996.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION




   /s/ J.E. Eisemann, IV                Chairman of the          03/19/97
------------------------------          Board, Director,         --------
      J.E. Eisemann, IV                 Chief Executive            Date
                                        Officer, Chief
                                        Financial and
                                        Accounting Officer


Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                               Title                    Date
---------                               -----                    ----

                                        Chairman of the          03/19/97
                                        Board, Director,
   /s/ J.E. Eisemann, IV                Chief Executive
------------------------------          Officer, Chief
      J.E. Eisemann, IV                 Financial and
                                        Accounting Officer



  /s/ Catherine G. Eisemann             President of the         03/19/97
------------------------------          Board and a Director
      Catherine G. Eisemann

                            SUPPLEMENTAL INFORMATION



The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.