Form 10-Q
period 1997-03-31
REPUBLIC CORP /TX/
filed 1997-04-29
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      Form 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Three Months Ended March 31, 1997.

                              COMMISSION FILE NUMBER 0-8597

                               THE REPUBLIC CORPORATION

           TEXAS                                           74-0911766
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


          5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX         77277
          --------------------------------------------       ----------
            (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:   713-993-9200


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
                                 YES  X.   NO    .
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

COMMON STOCK, $1.00 PAR VALUE             Shares  356,844
-----------------------------             ---------------
                                       Outstanding at March 31,
                                       1997, (excluding 23,119
                                       shares held as treasury
                                       shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q



                                                                          PAGE
                                                                          ----
Part I.       Financial Information

    Item 1.   Financial Statements (unaudited)

         Consolidated Balance Sheets
              December 31, 1996, and March 31, 1997.                       1

         Consolidated Statements of Income for the three months
              Ended March 31, 1996 and 1997.                               2

         Consolidated Statements of Cash Flows for the three months
              Ended March 31, 1996 and 1997.                               3

         Notes to Financial Statements                                     4

    Item 2.   Management's Discussion and Analysis                         5-9

Part II. Other Information                                                 10

Signatures                                                                 11

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet

                                                     March 31      December 31
                                                       1997           1996
                                                   ------------   ------------
Assets
Cash and due from banks (demand)................   $  2,792,426   $  3,273,580
Investment securities:
    Held-to-maturity
         Market value at  3-31-97   9,987,500
         Market value at 12-31-96   9,984,375...     10,003,980     10,006,368
    Available-for-sale
         Market value at  3-31-97      24,000
         Market value at 12-31-96      24,000...         24,000         24,000
                                                   ------------   ------------
                                                   $ 12,820,406   $ 13,303,943

Loans...........................................     72,870,214     71,592,533
    Plus: Uncollected earned interest...........        606,114        629,677
    Less: Allowance for losses..................     (1,047,000)      (964,057)
    Net loans and other receivables.............     72,429,323     71,258,153
                                                   ------------   ------------
Federal funds sold..............................     30,750,000     27,125,000
Property, equipment and vehicles (net)..........      1,628,721      1,651,386
Other real estate...............................        189,524        300,025
Goodwill........................................        436,079        436,079
Other assets....................................        205,437        888,369
                                                   ------------   ------------
    Total assets................................   $118,459,495   $114,962,960
                                                   ------------   ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
    Demand (non-interest bearing)...............   $ 15,264,100   $ 12,464,933
    Savings, time and demand (Interest-bearing).     91,652,104     90,933,080
                                                   ------------   ------------
                                                   $106,916,204   $103,398,013

Accounts payable and accrued interest payable...        940,291        834,013
Accrued taxes payable ..........................        193,736        559,450
                                                   ------------   ------------
    Total liabilities...........................   $108,050,231   $104,791,476
                                                   ------------   ------------
Minority Interest in Consolidated Subsidiary....        222,243        216,826
                                                   ------------   ------------
Stockholders' Equity
    Common stock (par value $1; 750,000 shares
    authorized, 356,844 shares issued including
    stock held in treasury).....................        356,844        356,844
Additional paid-in capital......................        234,931        234,931
Less cost of treasury stock (23,119 shares
    at 3-31-97 and 23,119 at 12-31-96...........        (91,303)       (91,303)
                                                   ------------   ------------
         Total contributed capital..............        500,472        500,472
                                                   ------------   ------------
Retained earnings...............................      9,686,549      9,454,186
                                                   ------------   ------------
Net Unrealized Gain (Loss) on Securities
    Available-for-Sale (Net of Taxes)...........            -0-            -0-
         Stockholders'equity....................     10,187,021      9,954,658
                                                   ------------   ------------
    Total liabilities and stockholders equity...   $118,459,495   $114,962,960
                                                   ------------   ------------

The accompanying note is an integral part of these financial statements.

                                     (1)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income

                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                        March 31     March 31
                                                          1997        1996
Interest Income:
  Interest and fees on loans                           $1,597,147   $1,457,099
  Interest on funds sold and securities
    purchased under agreement to resell                   379,676      372,438
  Interest and dividends on investments
    Securities of U.S. Government and
      government agencies                                 136,649      185,828
    Obligations of states, political
      subdivisions and other obligations
      secured by the government                               -0-          -0-
                                                       ----------   ----------
        Total interest on investments                     516,325      558,266
                                                       ----------   ----------
        Total interest income                          $2,113,472   $2,015,365
                                                       ----------   ----------
                                                       ----------   ----------

Interest expense:
  Interest on deposits                                  1,017,458    1,011,425
                                                       ----------   ----------
        Total Interest expense                          1,017,458    1,011,425
                                                       ----------   ----------
        Net interest income                             1,096,014    1,003,940
Provision for loan losses                                (100,914)     (29,580)
                                                       ----------   ----------
  Net interest income after provision for
    loan losses                                           995,100      974,360
                                                       ----------   ----------
Other income:
  Service charges on deposit accounts                      45,353       41,188
  Other service charges, commission and fees               55,910       48,117
  Gain on sale of securities                                  -0-          -0-
  Net income- other real estate                            20,606          -0-
  Other income                                             14,235       11,995
                                                       ----------   ----------
        Total other income                                136,104      101,300
                                                       ----------   ----------
Other expenses:
  Salaries and wages                                      290,763      269,942
  Employee benefits                                        65,658       63,449
  Net occupancy expenses                                   52,293       60,350
  Furniture and equipment expenses                         17,385       23,595
  Depreciation other than rental property                  35,211       29,313
  Net cost-other real estate                                  -0-          -0-
  Computer service center                                  40,376       26,565
  FDIC-insurance                                            6,021          500
  Professional services                                    31,148       49,768
  Advertising                                              12,553       13,284
  Other operating expenses                                158,016      176,999
                                                       ----------   ----------
        Total other expenses                              709,424      713,765
                                                       ----------   ----------
        Income before income taxes                        421,780      361,895
  Less applicable income taxes (Current)                  184,000      153,000
                                                       ----------   ----------
        Income before reduction for minority interest     237,780      208,895
  Less minority interest income (loss)                      5,417        6,983
                                                       ----------   ----------
        Net income                                     $  232,363   $  201,912
                                                       ----------   ----------
                                                       ----------   ----------
        Earnings per share                             $      .70   $      .61
                                                       ----------   ----------
                                                       ----------   ----------

The accompanying note is an integral part of these financial statements.

                                         (2)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Cash Flows

                                                      Three Months Ended
                                                     March 31       March 31
                                                       1997           1996
                                                    -----------   ------------
Cash flows and operating activities:
    Net income (loss)............................   $   232,363   $    201,912
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation.............................        46,188         54,260
        Provision for loan losses................       100,914         29,580
        Amortization (accretion) of discounts
          and Premium............................         2,388        (16,227)
        Other real estate gains/net..............       (20,606)           -0-
        Investment securities gains/net..........           -0-            -0-
        Loss on sale of subsidiary stock.........           -0-         33,884
        Re-appraisal - other real estate.........        12,500            -0-
        (Decrease) increase in interest payable..       106,278         57,696
        (Increase) decrease in interest
           receivable............................        23,563         (1,709)
        (Increase) decrease in other assets......       682,932        190,213
        Increase (decrease) in other liabilities.      (360,297)      (251,421)
                                                    -----------   ------------
Total adjustments................................       593,860         96,276
                                                    -----------   ------------
Net cash provided by (used in) operating
  activities.....................................       826,223        298,188
                                                    -----------   ------------
Cash flows from investing activities
    Proceeds from sale of subsidiary stock.......           -0-         10,000
    Proceeds from sales of investment securities.           -0-            -0-
    Proceeds from maturities of investment
      securities.................................           -0-            -0-
    Purchase of investment securities............           -0-    (10,014,063)
    Loans made to customers net cash activity....    (1,200,052)    (2,492,721)
    Capital expenditure..........................       (23,523)       (29,040)
    Proceeds from sale of other real estate......        23,007            -0-
                                                    -----------   ------------
Net cash provided by (used in) investing
  activities.....................................    (1,200,568)   (12,525,824)
                                                    -----------   ------------
Cash flows from financing activities
    Net increase (decrease) in demand deposits,
      NOW account, savings accounts and
      certificates of deposit....................     3,518,191        362,637
Purchase of treasury stock.......................           -0-            -0-
                                                    -----------   ------------
Net cash provided by (used in) financing.........     3,518,191        362,637
                                                    -----------   ------------
Net increase (decrease) in cash and cash
  equivalents....................................     3,143,846    (11,864,999)
                                                    -----------   ------------
Cash and cash equivalents at beginning of year:
    Cash and due from banks......................     3,273,580      2,362,761
                                                    -----------   ------------
    Federal funds sold...........................    27,125,000     30,650,000
                                                    -----------   ------------
Cash and cash equivalents at beginning of year...    30,398,580     33,012,761
                                                    -----------   ------------
Cash and cash equivalents at March 31, 1996
    Cash and due from banks......................     2,792,426      2,722,762
    Federal funds sold...........................    30,750,000     18,425,000
                                                    -----------   ------------
Cash and cash equivalents at March 31, 1996......   $33,542,426   $ 21,147,762
                                                    -----------   ------------
                                                    -----------   ------------
Supplemental disclosures of cash flow information:
    Cash paid for interest.......................       911,180      1,014,664
    Cash paid for income tax.....................           -0-            -0-

The accompanying note is an integral part of these financial statements.

                                       (3)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                    March 31, 1997


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

    The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

    Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.









                                         (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
    The level of loans placed on nonaccrual remains high, primarily because of the bank's concerns regarding a small number of larger credits which are presently current on payments but which exhibit weaknesses related to prior delinquencies or poor financial outlook. Restructured loans continue at a high level due to the reduction of interest rates on a significant grouping of livestock loans to below-market levels so as to provide assistance to those most severely impacted by recent drought conditions.

                               TABLE 1  PROBLEM ASSETS

(dollars in thousand)               MARCH 31           DECEMBER 31
                                    --------   ------------------------
                                     1997       1996      1995     1994
Nonaccrual loans                    $  772     $  759    $ 183    $ 217
Past-due loans (over 90 days)          -0-        -0-      -0-      -0-
Restructured loans                   2,061      2,148      593      668
                                    ------     ------    -----    -----
    Total problem loans             $2,833     $2,907    $ 776    $ 885
Foreclosed assets
    Real estate                        190        300      -0-      -0-
    In-substance foreclosures          -0-        -0-      -0-      -0-
    Other                               12         34      -0-      -0-
                                    ------     ------    -----    -----
          Total Problem Assets      $3,035     $3,241    $ 776    $ 885
Total problem loans as
    a percentage of total loans        3.9%       4.1%     1.2%     1.8%
Total problem assets as a
    percentage of total loans
    and foreclosed assets              4.2%       4.5%     1.2%     1.8%

                             TABLE 2  LOAN CONCENTRATIONS

(dollars in thousands)              MARCH 31                  DECEMBER 31
                                   ---------                  -----------
                                      1997          1996          1995
Commercial                          $ 5,842       $ 5,716       $ 4,892
Agricultural                          3,694         3,787         3,676
Real Estate-Construction              2,314         3,087         1,584
Real Estate-Mortgage                 52,679        50,228        44,594
Installment loans to Individuals      8,341         8,775         8,679
                                    -------       -------       -------
    Totals                          $72,870       $71,593       $63,425




                                         (5)

SOURCES AND USES OF FUNDS

    The bank experienced deposit growth of $3,518,191 in the first quarter of 1997. This contrasts sharply with the $362,637 growth in the same period last year. Loan growth of $1,200,052 was approximately half the level experienced in the 1996 period and, unlike the year ago period, no securities were purchased. An increase of $3,143,846 in cash and cash equivalents represents the largest use of funds in the current period. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

    Liquid assets, consisting of cash and due from banks, federal funds sold and U.S. Treasury Notes, stood at approximately 40% of liabilities at March 31, 1997. This is up slightly from the 39% level which prevailed at the end of 1996. Liquidation of these assets is the primary means the bank has of accommodating withdrawal or loan requests. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

    The bank is presently structured to be largely unaffected by the worst scenarios regarding the recent Federal Reserve monetary tightening. The large concentration of federal funds sold and short-term securities enables the bank to effectively reprice its assets in response to increasing funding costs without unduly burdening those borrowers whose loans reprice in the same time frame. (Please see Table 3, P-7 and Table 4, P-8)




                                         (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT

                             Table 3 - REPRICING SCHEDULE
                                       3-31-97

                                   3 MO      3-12      1-5        OVER
                                 OR LESS    MONTHS    YEARS      5 YEARS
                                 -------    ------    -----      -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                           13,120    51,551     7,305        118

Federal Funds Sold                30,750       -0-       -0-        -0-

Taxable Securities **                -0-    10,004       -0-        -0-

Municipal Bonds                      -0-       -0-       -0-        -0-

    TOTAL                         43,870    61,555     7,305        118


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit      19,735    27,216     5,796        -0-

NOW Accounts                       1,785       -0-       -0-        -0-

Super NOW Accounts                20,131       -0-       -0-        -0-

Savings Accounts                   9,834       -0-       -0-        -0-

MMDA Accounts                      7,193       -0-       -0-        -0-

    TOTAL                         58,678    27,216     5,796        -0-

Interest Rate Sensitivity Gap    (14,808)   34,339     1,509        118

Cumulative Interest Rate
    Sensitivity Gap              (14,808)   19,531    21,040     21,158


     * Does not include $772,000 in nonaccruing loans or overdrawn demand deposits of $4,000
    **    Does not include $24,000 in Federal Reserve Bank stock




                                         (7)

INVESTMENT SECURITIES
                                       TABLE 4

                                                  CARRYING   UNREALIZED  UNREALIZED   MARKET
                                                    VALUE      GAINS       LOSSES      VALUE
                                                 ----------  ----------  ----------  ----------
MARCH 31, 1997
(1) Held-to-Maturity:
    U.S. Treasury Securities                     10,003,980        --      16,480     9,987,500
    Other                                                --        --          --            --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --        --          --            --
    Other                                            24,000                    --        24,000
                                                 ----------    ------      ------    ----------
                                                 10,027,980        --      16,480    10,011,500
                                                 ----------    ------      ------    ----------
DECEMBER 31, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities                     10,006,368        --      21,993     9,984,375
    Other                                                --        --          --            --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --        --          --            --
    Other                                            24,000        --                    24,000
                                                 ----------    ------      ------    ----------
                                                 10,030,368                21,993    10,033,375
                                                 ----------    ------      ------    ----------
DECEMBER 31, 1995
(1) Held-to-Maturity:
    U.S. Treasury Securities                      9,977,841    31,534          --    10,009,375
    Other                                                --        --          --            --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --        --          --            --
    Other                                            24,000        --                    24,000
                                                 ----------    ------      ------    ----------
                                                 10,001,841    31,534                10,033,375
                                                 ----------    ------      ------    ----------


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

                                    (8)

CAPITALIZATION:

    The significant growth in low risk federal funds sold, coupled with modest loan growth, caused both risk based capital ratios to increase during the quarter. (Please see Table 5, P-9 and Balance Sheet, P-1)

                              TABLE 5 - CAPITAL

                                                 *MARCH 31      DECEMBER
                                                    1997          1996
                                                 ---------      --------
Tier 1 risk-based capital
    (minimum is 4%)                                15.14%        14.79%

Tier 1 + Tier 2 risk based capital
    (minimum is 8%)                                16.39%        16.05%

Tier 1 leverage (minimum is 3%)                     8.37%         8.37%

        *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income for the first quarter of 1997 was improved over that of the year ago period, primarily as a result of increased interest on loans as a result of loan growth coupled with stable deposit interest expense. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

    The provision for loan losses was higher than in the year ago period due to downgraded classifications on two, larger commercial credits.

    A non-recurring gain of $20,606 was taken in the first quarter of 1997 as a result of the sale of one foreclosed, residential property. (Please see Statement of Income, P-2)

                                     (9)

                                       PART II

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


                                       THE REPUBLIC CORPORATION



Date: April 25, 1997                   /s/ J. ED EISEMANN, IV
                                       ---------------------------------------
                                       Chairman of the Board




Date: April 25, 1997                   /s/ CATHERINE G. EISEMANN
                                       ---------------------------------------
                                       Director











                                         (11)