Form 10-Q
period 1997-06-30
REPUBLIC CORP /TX/
filed 1997-08-05
CIK 202995

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  Form 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 1997.           COMMISSION FILE NUMBER 0-8597
                                                  -----------------------------

                          THE REPUBLIC CORPORATION

TEXAS                                                                74-0911766
-----                                                                ----------
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX               77277
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
                                                   -------------------

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

                                                           YES X   NO
                                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


COMMON STOCK, $1.00 PAR VALUE                                 Shares 356,844
-----------------------------                                       --------
                                                     Outstanding at June 30,
                                                     1997, (excluding 23,119
                                                     shares held as treasury
                                                     shares)

                          THE REPUBLIC CORPORATION

                   Index to Quarterly Report on Form 10-Q





                                                                           Page
                                                                           ----
Part I.  Financial Information

       Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets
                 December 31, 1996, and June 30, 1997.                      1

                Consolidated Statements of Income for the three months
                 and six months ended June 30, 1996 and 1997.               2

                Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1996 and 1997.                              3

                Notes to Financial Statements                               4

        Item 2.  Management's Discussion and Analysis                       5-9

Part II.  Other Information                                                 10

Signatures                                                                  11

                     REPUBLIC CORPORATION AND SUBSIDIARY
                                Balance Sheet

                                                                     June 30      December 31
                                                                      1997            1996
----------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand)..............................   $  3,098,311    $  3,273,580
Investment securities:
  Held-to-maturity
    Market value at   6-30-97 27,873,600
                              ----------
    Market value at 12-31-96   9,984,375......................     27,881,442      10,006,368
                              ----------
  Available-for-sale
    Market value at   6-30-97     24,000
                              ----------
    Market value at 12-31-96      24,000......................         24,000          24,000
                                                                 ------------    ------------
                                                                $  31,003,753    $ 13,303,948

Loans.........................................................     75,611,792      71,592,533
  Plus: Uncollected earned interest...........................        701,246         629,677
  Less: Allowance for losses..................................     (1,025,299)       (964,057)
  Net loans and other receivables.............................     75,287,739      71,258,153
                                                                 ------------    ------------
Federal funds sold............................................     13,125,000      27,125,000
Property, equipment and vehicles (net)........................      1,590,632       1,651,386
Other real estate.............................................        183,302         300,025
Goodwill......................................................        436,079         436,079
Other assets..................................................        637,238         888,369
                                                                 ------------    ------------
      Total assets............................................   $122,263,743    $114,962,960
                                                                 ------------    ------------
                                                                 ------------    ------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
  Demand (non-interest bearing)...............................   $ 14,237,229    $ 12,464,933
  Savings, time and demand (Interest-bearing).................     95,831,592      90,933,080
                                                                 ------------    ------------
                                                                 $110,068,821    $103,398,013

Accounts payable and accrued interest payable.................      1,033,299         834,013
Accrued taxes payable.........................................        398,459         559,450
                                                                 ------------    ------------
      Total liabilities.......................................   $111,500,579    $104,791,476
                                                                 ------------    ------------

Minority Interest in Consolidated Subsidiary..................        230,491         216,826
                                                                 ------------    ------------

Stockholders'Equity
  Common stock (par value $1; 750,000 shares
   authorized, 356,844 shares issued including
   stock held in treasury)....................................        356,844         356,844
Additional paid-in capital....................................        234,931         234,931
Less cost of treasury stock (23,119 shares at 6-30-97 and
 23,119 at 12-31-96)..........................................        (91,303)        (91,303)
                                                                 ------------    ------------
      Total contributed capital...............................        500,472         500,472
                                                                 ------------    ------------
Retained earnings.............................................     10,032,201       9,454,186
                                                                 ------------    ------------
Net Unrealized Gain (Loss) on Securities
  Available-for-Sale (Net of Taxes)...........................            -0-             -0-
    Stockholders' equity......................................     10,532,673       9,954,656
                                                                 ------------    ------------
      Total liabilities and stockholders equity...............   $122,263,743    $114,962,960
                                                                 ------------    ------------
                                                                 ------------    ------------

The accompanying note is an integral part of these financial statements.

                                              (1)

                                       REPUBLIC CORPORATION AND SUBSIDIARY
                                            Statement of Income

                                                        Three Months Ended         Six Months Ended
                                                     -----------------------   -----------------------
                                                        June 30     June 30      June 30      June 30
                                                         1997        1996          1997        1996
Interest Income
  Interest and fees on loans                         $1,667,366   $1,501,941   $3,264,513   $2,959,040
  Interest on funds sold and securities
    purchased under agreement to resell                 310,872      337,416      690,548      709,854
  Interest and dividends on investments
    Securities of U.S. Government and
        government agencies                             254,693      185,927      391,342      371,755
    Obligations of states, political
        subdivisions and other obligations
        secured by the government                           -0-          -0-          -0-          -0-
                                                     ----------   ----------   ----------   ----------
      Total interest on investments                     565,565      523,343    1,081,890    1,081,609
                                                     ----------   ----------   ----------   ----------
      Total interest income                           2,232,931    2,025,284    4,346,403    4,040,649
                                                     ----------   ----------   ----------   ----------
Interest expense:
  Interest on deposits                                1,097,086    1,000,891    2,114,544    2,012,316
                                                     ----------   ----------   ----------   ----------
      Total Interest expense                          1,097,086    1,000,891    2,114,544    2,012,316
                                                     ----------   ----------   ----------   ----------
  Net interest income                                 1,135,845    1,024,393    2,231,859    2,028,333
Provision for loan losses                                41,875      (87,946)    (142,789)    (117,526)
                                                     ----------   ----------   ----------   ----------
  Net interest income after provision for
    loan losses                                       1,093,970      936,447    2,089,070    1,910,807
                                                     ----------   ----------   ----------   ----------
Other income:
  Service charges on deposit accounts                    47,749       44,798       93,102       85,986
  Other service charges, commission and fees             62,103       46,326      118,013       94,443
  Gain on sale of securities                                -0-          -0-          -0-          -0-
  Net income - other real estate                          9,564          -0-       30,170          -0-
  Other income                                           33,353       13,974       47,588       25,969
                                                     ----------   ----------   ----------   ----------
      Total other income                                152,769      105,098      288,873      206,398
                                                     ----------   ----------   ----------   ----------
 Other expenses:
  Salaries and wages                                    289,923      271,127      580,686      541,069
  Employee benefits                                      67,673       62,954      133,331      126,403
  Net occupancy expenses                                 46,564       56,224       98,857      116,574
  Furniture and equipment expenses                       15,381       15,935       32,766       39,530
  Depreciation other than rental property                35,163       30,366       70,374       59,679
  Net cost - other real estate                              -0-          -0-          -0-          -0-
  Computer service center                                38,766       29,112       79,142       55,677
  FDIC - insurance                                          -0-          500        6,021        1,000
  Professional services                                  51,508       16,132       82,656       65,900
  Advertising                                            14,021       14,688       26,574       27,972
  Other operating expenses                              141,840      136,475      299,856      313,474
                                                     ----------   ----------   ----------   ----------
      Total other expenses                              700,839      633,513    1,410,263    1,347,278
                                                     ----------   ----------   ----------   ----------
      Income before income taxes                        545,900      408,032      967,680      769,927
  Less applicable income taxes (Current)                192,000     (165,000)    (376,000)    (318,000)
                                                     ----------   ----------   ----------   ----------
      Income before reduction for minority interest     353,900      243,032      591,680      451,927
  Less minority interest income (loss)                   (8,248)      (6,928)     (13,665)     (13,911)
                                                     ----------   ----------   ----------   ----------
      Net income                                     $  345,652   $  236,104   $  578,015   $  438,016
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
      Earnings per share                             $     1.04   $      .71   $     1.73   $     1.31
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------

The accompanying note is an integral part of these financial statements.
                               (2)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                            Statement of Cash Flows

                                                                          Six Months Ended
                                                                        June 30        June 30
                                                                         1997            1996
-------------------------------------------------------------------------------------------------
Cash flows and operating activities:
 Net income (loss)................................................  $    578,015    $    438,016
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation...................................................        93,552         110,470
   Provision for loan losses......................................       142,789         117,526
   Amortization (accretion) of discounts and
    Premium.......................................................      (112,488)        (19,240)
   Other real estate gains/net ...................................       (30,172)            -0-
   Investment securities gains/net ...............................           -0-             -0-
   Loss on sale of subsidiary stock ..............................           -0-          33,884
   Re-appraisal - other real estate ..............................        12,500             -0-
   (Decrease) increase in interest payable .......................       199,286          20,873
   (Increase) decrease in interest receivable ....................       (71,569)        (97,690)
   (Increase) decrease in other assets ...........................       251,131           2,354
   Increase (decrease) in other liabilities ......................      (147,326)        (68,274)
                                                                    ------------    ------------
Total adjustments ................................................       337,703          99,903
                                                                    ------------    ------------
Net cash provided by (used in) operating activities ..............       915,718         537,919
                                                                    ------------    ------------
Cash flows from investing activities
 Proceeds from sale of subsidiary stock ..........................           -0-          10,000
 Proceeds from sales of investment securities ....................           -0-             -0-
 Proceeds from maturities of investment securities ...............    17,000,000      10,000,000
 Purchase of investment securities ...............................   (34,762,586)    (10,014,063)
 Loans made to customers net cash activity .......................    (4,033,640)     (5,653,695)
 Capital expenditure .............................................       (32,798)        (46,119)
 Proceeds from sale of other real estate .........................        67,229             -0-
                                                                    ------------    ------------
Net cash provided by (used in) investing activities ..............   (21,761,795)     (5,703,877)
                                                                    ------------    ------------
Cash flows from financing activities
 Net increase (descrease) in demand deposits, NOW
 account, savings accounts and certificates of deposit ...........     6,670,808       3,315,199
Purchase of treasury stock .......................................           -0-             -0-
                                                                    ------------    ------------
Net cash provided by (used in) financing .........................     6,670,808       3,315,199
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............    (14,175,269)     (1,850,759)
                                                                    ------------    ------------

Cash and cash equivalents at beginning of year:
 Cash and due from banks .........................................     3,273,580       2,362,761
                                                                    ------------    ------------
 Federal funds sold ..............................................    27,125,000      30,650,000
Cash and cash equivalents at beginning of year ...................    30,398,580      33,012,761
                                                                    ------------    ------------
Cash and cash equivalents at June 30, 1997
 Cash and due from banks .........................................     3,098,311       2,587,002
 Federal funds sold ..............................................    13,125,000      28,575,000
                                                                     -------------  -------------
Cash and cash equivalents at June 30, 1997 .......................  $ 16,223,311    $ 31,162,002
                                                                    ------------    ------------
                                                                    ------------    ------------
Supplemental disclosures of cash flow information:
 Cash paid for interest ..........................................     1,915,258       1,991,443
 Cash paid for income tax ........................................       312,814         234,289

  The accompanying note is an integral part of these financial statements.

                                      (3)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 June 30, 1997

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










                                     (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

     The majority of the loan balances placed on non-accrual represent larger loans (over $25,000.00) which are current on payments but which exhibit financial weaknesses or which have been delinquent in the past. Restructured loans remain high due to the retention of below-market interest rates on livestock loans affected by low market prices in 1996.

                       Table 1  PROBLEM ASSETS

                                 June 30                December 31
(dollars in thousands)           -------      -------------------------------
                                   1997        1996        1995        1994

Nonaccrual loans                 $   677       $  759     $  183      $  217
Past-due loans (over 90 days)        -0-          -0-        -0-         -0-
Restructured loans                 2,213        2,148        593         668
                                 -------       ------     ------      ------
     Total problem loans         $ 2,890       $2,907     $  776      $  885
Foreclosed assets
  Real estate                        183          300        -0-         -0-
  In-substance foreclosures          -0-          -0-        -0-         -0-
  Other                               11           34        -0-         -0-
                                 -------       ------     ------      ------
     Total Problem Assets        $ 3,084       $3,241     $  776      $  885
Total problem loans as
 a percentage of total loans         3.8%         4.1%       1.2%        1.8%
Total problem assets as a
 percentage of total loans
 and foreclosed assets               4.1%         4.5%       1.2%        1.8%

                     Table 2  LOAN CONCENTRATIONS

                                 June 30              December 31
(dollars in thousands)           -------       ------------------------
                                   1997          1996           1995

Commercial                       $ 6,182        $ 5,716        $ 4,892
Agricultural                       4,251          3,787          3,676
Real Estate-Construction           1,113          3,087          1,584
Real Estate-Mortgage              55,511         50,228         44,594
Installment loans to
 Individuals                       8,555          8,775          8,679
                                 -------        -------        -------
    Totals                       $75,612        $71,593        $63,425






                                     (5)

SOURCES AND USES OF FUNDS

     Deposit growth of $6,670,808 in the first half of 1997 was more than twice the level experienced in the year ago period. Approximately 60% of this growth was deployed into loan growth. The $14,175,269 decline in cash equivalents in the first half of 1997 was more than offset by the purchase of an $18,000,000 FEDERAL HOME LOAN DISCOUNT NOTE, with a remaining term, as of 6-30-97, of 46 days. (Please see Statement of Cash Flows, P-3 and Balance Sheet, P-1)

LIQUIDITY

     Total liquid assets, consisting of cash and due from banks, federal funds sold and readily marketable U.S. Treasury and Government Agency securities, stood at approximately 40% of liabilities on June 30, 1997, up slightly from the 39% level which prevailed at the end of 1996. Liquidation of these assets is the primary means by which the bank can accommodate withdrawal and loan requests. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

     Bank earnings are expected to be unaffected by material changes in market interest rates, largely because of the sizeable holdings of short term assets that are repriceable without corresponding credit quality concerns. Foremost among these are federal funds sold, U.S. TREASURY securities and U.S. GOVERNMENT AGENCY securities. (Please see Table 3, P-7 and Table 4, P-8)























                                     (6)

                    INTEREST RATE SENSITIVITY MANAGEMENT

                       Table 3  - REPRICING SCHEDULE
                                   6-30-97

                                 3 MO         3-12        1-5        OVER
                                OR LESS      MONTHS      YEARS     5 YEARS
                                -------      ------      -----     --------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans*                          14,313       52,252      8,217         143

Federal Funds Sold              13,125          -0-        -0-         -0-

Taxable Securities**            27,881          -0-        -0-         -0-

Municipal Bonds                    -0-          -0-        -0-         -0-

  TOTAL                         55,319       52,252      8,217         143


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit    18,404       31,550      5,319         -0-

NOW Accounts                     1,704          -0-        -0-         -0-

Super NOW Accounts              19,471          -0-        -0-         -0-

Savings Accounts                 9,403          -0-        -0-         -0-

MMDA Accounts                    7,981          -0-        -0-         -0-

 TOTAL                          56,963       31,550      5,319         -0-

Interest Rate Sensitivity Gap   (1,644)      20,702      2,898         143

Cumulative Interest Rate
 Sensitivity Gap                (1,644)      19,058     21,956      22,099

  * Does not include $677,000 in nonaccruing loans or overdrawn demand deposits of $10,000
  **  Does not include $24,000 in Federal Reserve Bank stock

                                      (7)

INVESTMENT SECURITIES
                                    Table 4

                                        CARRYING     UNREALIZED     UNREALIZED      MARKET
                                         VALUE         GAINS          LOSSES        VALUE
                                       ----------    ----------     ----------    ----------
JUNE 30, 1997
(1) Held-to-Maturity:
    U.S. Treasury Securities           10,001,592            --         7,842      9,993,750
    Other                              17,879,850            --            --     17,879,850
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --            --             --
    Other                                  24,000            --            --         24,000
                                       ----------    ----------     ----------    -----------
                                       27,905,442            --         7,842     27,897,600
                                       ----------    ----------     ----------    -----------
DECEMBER 31, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities           10,006,368            --        21,993      9,984,375
    Other                                      --            --            --             --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --            --             --
    Other                                  24,000            --            --         24,000
                                       ----------    ----------     ----------    -----------
                                       10,030,368            --        21,993     10,033,375
                                       ----------    ----------     ----------    -----------
DECEMBER 31, 1995
(1) Held-to-Maturity:
    U.S. Treasury Securities            9,977,841        31,534             --     10,009,375
    Other                                      --            --             --             --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --             --             --
    Other                                  24,000                                      24,000
                                       ----------    ----------     ----------     ----------
                                       10,001,841        31,534             --     10,033,375
                                       ----------    ----------     ----------     ----------

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

                                      (8)

CAPITALIZATION:

     The majority of the asset growth during the first half of 1997 was in lower risk, single family home loans and even lower risk investment securities. This caused the risk-based capital ratios to improve slightly. (Please see Table 2, LOAN CONCENTRATIONS and Balance Sheet P-1)

                          Table 5 - CAPITAL

                                         * June 30        December
                                         ---------        --------
                                           1997             1996

Tier 1 risk-based capital
  (minimum is 4%)                          15.27%          14.79%

Tier 1 + Tier 2 risk based capital
  (minimum is 8%)                          16.53%          16.05%

Tier 1 leverage (minimum is 3%)             8.41%           8.37%
  *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Volume driven increases in interest income in the first half of 1997 exceeded by threefold the volume driven increase in interest on deposits. (Please see STATEMENT OF INCOME, P-2)

OTHER INCOME AND EXPENSE

     The provision for loan losses was higher in the first half of 1997, compared with the year ago period, due to the chargedown of one loan balance in the current period, the balance of which was then moved into other real estate.

     Increases in growth related fee income, gains on sale of foreclosed properties and recoveries through litigation offset growth related increases in operating expenses.














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

                                            THE REPUBLIC CORPORATION


Date: July 28, 1997                         /s/  J. ED EISEMANN, IV
                                            ----------------------------------
                                            Chairman of the Board


Date: July 28, 1997                         /s/  CATHERINE G. EISEMANN
                                            ----------------------------------
                                            Director



















                                    (11)