Form 10-Q
period 1997-09-30
REPUBLIC CORP /TX/
filed 1997-10-27
CIK 202995

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  Form 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended September 30, 1997.      Commission file Number 0-8597
                                                   -----------------------------


                           THE REPUBLIC CORPORATION

Texas                                                                 74-0911766
-----                                                                 ----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx     77277
---------------------------------------------------------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
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

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q


                                                                           Page
Part I.  Financial Information                                             ----


         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                   December 31, 1996, and September 30, 1997.                1

                 Consolidated Statements of Income for the three months
                   and nine months ended September 30, 1996 and 1997.        2

                 Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1996 and 1997.                        3

                 Notes to Financial Statements                               4

         Item 2. Management's Discussion and Analysis                      5-9

Part II.  Other Information                                                 10

Signatures                                                                  11

                     REPUBLIC CORPORATION AND SUBSIDIARY
                                Balance Sheet


                                                     September 30   December 31
                                                         1997          1996
--------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . $  3,637,978  $  3,273,580
Investment securities:
     Held-to-maturity
          Market value at 9-30-97  27,959,560
          Market value at 12-31-96  9,984,375. . . .   27,964,810    10,006,368
     Available-for-sale
          Market value at 9-30-97      24,000
          Market value at 12-31-96     24,000. . . .       24,000        24,000
                                                     ------------  ------------
                                                     $ 31,626,788  $ 13,303,948

Loans. . . . . . . . . . . . . . . . . . . . . . . .   78,606,532    71,592,533
     Plus: Uncollected earned interest . . . . . . .      737,253       629,677
     Less: Allowance for losses. . . . . . . . . . .   (1,048,000)     (964,057)
     Net loans and other receivables . . . . . . . .   78,295,785    71,258,153
                                                     ------------  ------------
Federal funds sold . . . . . . . . . . . . . . . . .   12,725,000    27,125,000
Property, equipment and vehicles (net) . . . . . . .    1,618,267     1,651,386
Other real estate. . . . . . . . . . . . . . . . . .         -0-        300,025
Goodwill . . . . . . . . . . . . . . . . . . . . . .      436,079       436,079
Other assets . . . . . . . . . . . . . . . . . . . .      709,157       888,369
                                                     ------------  ------------
     Total assets. . . . . . . . . . . . . . . . . . $125,411,076  $114,962,960
                                                     ------------  ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing) . . . . . . . . . $ 14,683,810  $ 12,464,933
     Savings, time and demand (Interest-bearing) . .   97,909,044    90,933,080
                                                     ------------  ------------
                                                     $112,592,854  $103,398,013

Accounts payable and accrued interest payable. . . .    1,168,341       834,013
Accrued taxes payable. . . . . . . . . . . . . . . .      587,115       559,450
                                                     ------------  ------------

     Total liabilities . . . . . . . . . . . . . . . $114,348,310  $104,791,476
                                                     ------------  ------------

Minority Interest in Consolidated Subsidiary . . . .      237,392       216,826
                                                     ------------  ------------

Stockholders'Equity
     Common stock (par value $1; 750,000 shares
     authorized, 356,844 shares issued including
     stock held in treasury) . . . . . . . . . . . .      356,844       356,844
Additional paid-in capital . . . . . . . . . . . . .      234,931       234,931
Less cost of treasury stock (23,119 shares at
  9-30-97 and 23,119 at 12-31-96). . . . . . . . . .      (91,303)      (91,303)
                                                     ------------  ------------
          Total contributed capital. . . . . . . . .      500,472       500,472
                                                     ------------  ------------
Retained earnings. . . . . . . . . . . . . . . . . .   10,324,902     9,454,186
                                                     ------------  ------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes) . . . . . . .          -0-           -0-
          Stockholders'equity. . . . . . . . . . . .   10,825,374     9,954,658
                                                     ------------  ------------
     Total liabilities and stockholders equity . . . $125,411,076  $114,962,960
                                                     ------------  ------------

The accompanying note is an integral part of these financial statements.

                                       (1)

                                        REPUBLIC CORPORATION AND SUBSIDIARY
                                               Statement of Income

                                                         Three Months Ended            Nine Months Ended
                                                      -------------------------     -------------------------
                                                       Sept. 30       Sept. 30       Sept. 30       Sept. 30
                                                         1997           1996           1997           1996
Interest Income
  Interest and fees on loans                          $1,733,788     $1,608,120     $4,998,301     $4,567,160
  Interest on funds sold and securities
   purchased under agreement to resell                   223,129        386,874       913,677       1,096,728
  Interest and dividends on investments
    Securities of U.S. Government and
     government agencies                                 348,390        139,743        739,732        511,498
    Obligations of states, political
     subdivisions and other obligations
     secured by the government                               -0-            -0-            -0-            -0-
                                                      ----------     ----------     ----------     ----------
    Total interest on investments                        571,519        526,617      1,653,409      1,608,226
                                                      ----------     ----------     ----------     ----------
    Total interest income                              2,305,307      2,134,737      6,651,710      6,175,386
                                                      ----------     ----------     ----------     ----------
Interest expense:
  Interest on deposits                                 1,182,879      1,043,848      3,297,423      3,056,164
                                                      ----------     ----------     ----------     ----------
    Total Interest expense                             1,182,879      1,043,848      3,297,423      3,056,164
                                                      ----------     ----------     ----------     ----------
  Net interest income                                  1,122,428      1,090,889      3,354,287      3,119,222
Provision for loan losses                                (42,457)      (221,068)      (185,246)      (338,594)
                                                      ----------     ----------     ----------     ----------
  Net interest income after provision for
   loan losses                                         1,079,971        869,821      3,169,041      2,780,628
                                                      ----------     ----------     ----------     ----------
Other income:
  Service charges on deposit accounts                     49,251         44,091        142,353        130,077
  Other service charges, commission and fees              58,294         55,633        176,307        150,076
  Gain on sale of securities                                 -0-            -0-            -0-            -0-
  Net income- other real estate                           42,295            -0-         72,465            -0-
  Other income                                            13,227         13,002         60,815         38,971
                                                      ----------     ----------     ----------     ----------
    Total other income                                   163,067        112,726        451,940        319,124
                                                      ----------     ----------     ----------     ----------
Other expenses:
  Salaries and wages                                     310,464        286,169        891,150        827,238
  Employee benefits                                       84,154         61,940        217,485        188,343
  Net occupancy expenses                                  48,136         57,050        146,993        173,624
  Furniture and equipment expenses                        29,056         26,205         61,822         65,735
  Depreciation other than rental property                 35,775         30,366        106,149         90,045
  Net cost-other real estate                                 -0-            -0-            -0-            -0-
  Computer service center                                 44,635         31,093        123,777         86,770
  FDIC-insurance                                             -0-            500          6,021          1,500
  Professional services                                   37,002         38,752        119,658        104,652
  Advertising                                             14,248         18,911         40,822         46,883

  Other operating expenses                               163,966        130,832        463,822        444,306
                                                      ----------     ----------     ----------     ----------
    Total other expenses                                 767,436        681,818      2,177,699      2,029,096
                                                      ----------     ----------     ----------     ----------
    Income before income taxes                           475,602        300,729      1,443,282      1,070,656
  Less applicable income taxes (Current)                (176,000)      (150,000)      (552,000)      (468,000)
                                                      ----------     ----------     ----------     ----------
    Income before reduction for minority interest        299,602        150,729        891,282        602,656
  Less minority interest income (loss)                    (6,901)        (2,170)       (20,566)       (16,081)
                                                      ----------     ----------     ----------     ----------
    Net income                                        $  292,701     $  148,559     $  870,716     $  586,575
                                                      ----------     ----------     ----------     ----------
    Earnings per share                                $      .88     $      .45     $     2.61     $     1.76
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

The accompanying note is an integral part of these financial statements.

                                                   (2)

                                  REPUBLIC CORPORATION AND SUBSIDIARY
                                      Statement of Cash Flows

                                                                  Nine  Months Ended
                                                               Sept. 30         Sept. 30
                                                                 1997             1996
                                                             ------------     ------------
Cash flows and operating activities:
  Net income (loss)                                          $    870,716     $    586,575
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 140,916          166,680
     Provision for loan losses                                    185,246          338,594
     Amortization (accretion) of discounts and
      Premium.                                                   (286,753)         (16,852)
     Other real estate gains/net                                  (72,465)             -0-
     Investment securities gains/net                                  -0-              -0-
     Loss on sale of subsidiary stock                                 -0-           16,942
     Re-appraisal - other real estate                              12,500            9,692
     (Decrease) increase in interest payable                      334,328          (37,505)
     (Increase) decrease in interest receivable.                 (107,576)        (197,558)
     (Increase) decrease in other assets                          179,212           36,886
     Increase (decrease) in other liabilities                      48,231           95,114
                                                             ------------     ------------
Total adjustments                                                 433,639          411,993
                                                             ------------     ------------
Net cash provided by (used in) operating activities             1,304,355          998,568
                                                             ------------     ------------
Cash flows from investing activities
  Proceeds from sale of subsidiary stock                              -0-           10,000
  Proceeds from sales of investment securities                        -0-              -0-
  Proceeds from maturities of investment securities            45,000,000       10,000,000
  Purchase of investment securities                           (62,671,689)     (10,019,063)
  Loans made to customers net cash activity.                   (6,977,735)      (7,879,804)
  Capital expenditure.                                           (107,798)         (63,016)
  Proceeds from sale of other real estate.                        222,424              -0-
                                                             ------------     ------------
Net cash provided by (used in) investing activities           (24,534,798)      (7,951,883)
                                                             ------------     ------------
Cash flows from financing activities
  Net increase (decrease) in demand deposits, NOW
   account, savings accounts and certificates of deposit        9,194,841        4,221,733
Purchase of treasury stock.                                           -0-              -0-
                                                             ------------     ------------
Net cash provided by (used in) financing                        9,194,841        4,221,733
                                                             ------------     ------------
Net increase (decrease) in cash and cash equivalents          (14,035,602)      (2,731,582)
                                                             ------------     ------------
Cash and cash equivalents at beginning of year:
  Cash and due from banks.                                      3,273,580        2,362,761
  Federal funds sold                                           27,125,000       30,650,000
                                                             ------------     ------------
Cash and cash equivalents at beginning of year.                30,398,580       33,012,761
                                                             ------------     ------------
                                                             ------------     ------------
Cash and cash equivalents at Sept. 30, 1997
  Cash and due from banks                                       3,637,978        2,931,179
  Federal funds sold.                                          12,725,000       27,350,000
                                                             ------------     ------------
Cash and cash equivalents at Sept. 30, 1997                  $ 16,362,978     $ 30,281,179
                                                             ------------     ------------
                                                             ------------     ------------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                        2,963,095        3,103,361
  Cash paid for income tax                                        521,814          368,289

The accompanying note is an integral part of these financial statements.

                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                               September 30, 1997


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

                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

     Non-accruing loan totals remain high due to a grouping of larger credits which are current on payments but which have been delinquent in the past or have exhibited poor repayment prospects. The bank typically requires a satisfactory payment stream for at least 6 months and a documented improvement in payment ability before loans of this type are placed back on accruing status. Restructured loans remain high due to the below-market interest rates that have been retained on a grouping of larger livestock loans. Loans in this category are only now beginning to emerge from the effects of low market prices in 1995 and 1996.


                          TABLE 1  PROBLEM ASSETS

(dollars in thousands)             September  30             December 31
                                   -------------     -------------------------
                                       1997           1996      1995     1994

Nonaccrual loans                      $1,053         $  759    $  183    $217
Past-due loans (over 90 days)            -0-            -0-       -0-     -0-
Restructured loans                     2,444          2,148       593     668
                                      ------         ------    ------    ----
     Total problem loans              $3,497         $2,907    $  776    $885
Foreclosed assets
     Real estate                         -0-            300       -0-     -0-
     In-substance foreclosures           -0-            -0-       -0-     -0-
     Other                                 5             34       -0-     -0-
                                      ------         ------    ------    ----
             Total Problem Assets     $3,502         $3,241     $ 776    $885
Total problem loans as
     a percentage of total loans         4.4%           4.1%      1.2%    1.8%
Total problem assets as a
     percentage of total loans
     and foreclosed assets               4.5%           4.5%      1.2%    1.8%


                          TABLE 2  LOAN CONCENTRATIONS

(dollars in thousands)              September  30       December 31
                                    -------------  -------------------
                                        1997         1996        1995

Commercial                            $ 5,980      $ 5,716     $ 4,892
Agricultural                            4,051        3,787       3,676
Real Estate-Construction                1,655        3,087       1,584
Real Estate-Mortgage                   58,124       50,228      44,594
Installment loans to Individuals        8,797        8,775       8,679
                                      -------      -------     -------
     Totals                           $78,607      $71,593     $63,425



                                      (5)

SOURCES AND USES OF FUNDS

     Approximately $9.2mm in deposit growth in the first nine months of 1997 served as a primary funding source for approximately $7mm in loan growth. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

     Liquid assets, consisting of cash and due from banks, federal funds sold and readily marketable U.S. Treasury and Government Agency securities, stood at approximately 39% of liabilities on Sept. 30, 1997, unchanged from the level which prevailed at the end of 1996. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

     The significant excess of repriceable assets depicted in Table 3 will not provide higher earnings if market interest rates rise due to the restraint the bank excercises in adjusting rates on existing loans.



                                      (6)

                     INTEREST RATE SENSITIVITY MANAGEMENT

                        Table 3  - REPRICING SCHEDULE
                                   9-30-97

                                  3 MO        3-12      1-5       OVER
                                 OR LESS     MONTHS    YEARS     5 YEARS
                                 -------     ------    -----     -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                           14,654     43,714    18,904      276

Federal Funds Sold                12,725        -0-       -0-      -0-

Taxable Securities **             15,915     12,050       -0-      -0-

Municipal Bonds                      -0-        -0-       -0-      -0-

     TOTAL                        43,294     55,764    18,904      276


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit      20,382     30,823     4,681      -0-

NOW Accounts                       1,901        -0-       -0-      -0-

Super NOW Accounts                18,924        -0-       -0-      -0-

Savings Accounts                   9,337        -0-       -0-      -0-

MMDA Accounts                      8,944        -0-       -0-      -0-

     TOTAL                        59,488     30,823     4,681      -0-

Interest Rate Sensitivity Gap    (16,194)    24,941    14,223      276

Cumulative Interest Rate
     Sensitivity Gap             (16,194)     8,747    22,970   23,246


     * Does not include $1,053,000 in nonaccruing loans or overdrawn demand deposits of $6,000
     **  Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES
                                    Table 4

                                         CARRYING     UNREALIZED   UNREALIZED    MARKET
                                          VALUE         GAINS        LOSSES       VALUE
                                        ----------    ----------   ----------   ----------
September  30, 1997
(1)  Held-to-Maturity:
     U.S. Treasury Securities           12,050,250         --         5,250     12,045,000
     Other                              15,914,560         --            --     15,914,560
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                   --         --            --             --
     Other                                  24,000         --            --        24,000
                                        ----------     ------        ------     ----------
                                        27,988,810         --         5,250     27,983,560
                                        ----------     ------        ------     ----------
December 31, 1996
(1) Held-to-Maturity:
     U.S. Treasury Securities           10,006,368         --        21,993      9,984,375
     Other                                      --         --            --             --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                   --         --            --             --
     Other                                  24,000         --            --         24,000
                                        ----------     ------        ------     ----------
                                        10,030,368         --        21,993     10,033,375
                                        ----------     ------        ------     ----------
December 31, 1995
(1)  Held-to-Maturity:
     U.S. Treasury Securities            9,977,841     31,534            --     10,009,375
     Other                                      --         --            --             --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                   --         --            --             --
     Other                                  24,000         --            --         24,000
                                        ----------     ------        ------     ----------
                                        10,001,841     31,534            --     10,033,375
                                        ----------     ------        ------     ----------

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


                                      (8)

CAPITALIZATION:

     Growth in loans secured by 1-4 family homes and in low risk investment securities caused risk-based capital ratios to increase slightly from year end 1996 levels. Leverage ratios remain substantially the same as retained earnings growth has kept pace with asset growth. (Please see Table 2, LOAN CONCENTRATIONS and Balance Sheet, P-1)


                               Table 5 - CAPITAL


                                          *September 30   December 31
                                          -------------   -----------
                                              1997           1996

Tier 1 risk-based capital
     (minimum is 4%)                         15.34%          14.79%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                         16.59%          16.05%

Tier 1 leverage (minimum is 3%)               8.45%           8.37%
           *Estimate


RESULTS OF OPERATIONS

NET INTEREST INCOME

     The increase in interest income for the first nine months of 1997, compared with 1996 levels, was almost double the increase in interest expense over the same period. The increase in both categories is volume driven and the disparity within the respective growth levels is reflective of the rate gap between interest-bearing deposits and average loan yields. (Please see STATEMENT OF INCOME, P-2)

OTHER INCOME AND EXPENSE

     The loan loss provision for the first nine months of 1997 was lower than that which occurred in the 1996 period, primarily a result of larger chargedowns on defaulted real estate loans in the prior year period.

     Growth related increases in fee income and recoveries on the sale of foreclosed real estate substantially offset growth related increases in non-interest expense. (Please see STATEMENT OF INCOME, P-2)


                                      (9)

                                    PART II

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


                                        THE REPUBLIC CORPORATION



Date: October 17, 1997                  /s/ J. Ed Eisemann, IV
                                        -------------------------------------
                                        Chairman of the Board




Date: October 17, 1997                  /s/ Catherine G. Eisemann
                                        -------------------------------------
                                        Director


                                      (11)