Form 10-K405
period 1997-12-31
REPUBLIC CORP /TX/
filed 1998-03-19
CIK 202995

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1997
                            Commission file number 0-8597

                           THE REPUBLIC CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                TEXAS                                          74-0911766
-------------------------------------------               -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     5340 Weslayan, P.O. Box 270462
              Houston, Texas                                     77277
-------------------------------------------               -------------------
 (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  (713) 993-9200

             Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------

           None                                       None
---------------------------         -----------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:

     750,000 shares Common stock, par value $1 per share, of which 356,844
--------------------------------------------------------------------------------
     are outstanding including 23,119 held in treasury.
--------------------------------------------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant:
                           $624,115 as of January 31, 1998

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                         Common Stock par value $1 per share
                  333,725 shares outstanding as of December 31, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE
                                         NONE

                                 REPUBLIC CORPORATION
                                      FORM 10-K
                                        INDEX

                                                                           PAGE
                                                                           ----
IMPORTANT TERMS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I

     ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . 1-13

     ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . 13

     ITEM 3.   LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . . 13

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITIES HOLDERS . . . . . . . . . . . . . . . . . . . 13

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . 13

     ITEM 6.   SELECTED FINANCIAL DATA.. . . . . . . . . . . . . . . . . . 14

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. . . . . . . 15-19

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.. . . . . . . . 20-40

     ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . 41

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT.. . . . . . . . . . . . . . . . . . . . . 42

     ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . 43

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . . . 44

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 45

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . . . . 46-47

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

     SUPPLEMENTAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . 49

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


EMPLOYEES.  The Bank had 53 full time equivalent employees on December 31, 1997.

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

                                       TABLE #1

Year Ended December 31, 1997                         Average       Interest         Yield/
(Dollars in Thousands)                               Balance      Rev./Exp.           Rate
ASSETS
     Investment securities:
          Taxable. . . . . . . . . . . . .           $20,588        $ 1,112           5.4%
          Tax exempt . . . . . . . . . . .                 -              -              -
     Loans . . . . . . . . . . . . . . . .            75,870          6,796           8.9%
          Less: Reserve for loan loss. . .            (1,049)
     Funds sold. . . . . . . . . . . . . .            20,917          1,130           5.4%
                                                     -------         ------          -----
          Total Earnings Assets. . . . . .           116,326          9,038           7.8%
                                                     -------         ------          -----

     Cash and due from banks. . . . . . .              2,250
     Other assets . . . . . . . . . . . .              3,462
                                                    --------

          TOTAL ASSETS. . . . . . . . . .           $122,038
                                                    --------
                                                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest bearing demand deposits . .            $31,498         $1,105           3.5%
     Savings deposits . . . . . . . . . .              9,381            259           2.8%
     Time deposit . . . . . . . . . . . .             54,614          3,087           5.7%
                                                     -------         ------          -----

          TOTAL INTEREST BEARING
          LIABILITIES. . . . . . . . . . .            95,493          4,451           4.7%
                                                     -------         ------          -----

NET INTEREST REVENUE . . . . . . . . . . .                           $4,587           3.1%
                                                                     ------
                                                                     ------

NET INTEREST REVENUE TO EARNING ASSETS . .                                            3.9%

     Demand deposits (non-interest
          bearing) . . . . . . . . . . . .           $14,315
     Other liabilities. . . . . . . . . .              1,409
     Stockholders' Equity . . . . . . . .             10,821
                                                    --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY . . . . . .          $122,038
                                                    --------
                                                    --------

                                       TABLE #2



Year Ended December 31, 1996                         Average       Interest         Yield/
(Dollars in Thousands)                               Balance      Rev./Exp.           Rate
ASSETS
     Investment securities:
          Taxable. . . . . . . . . . . .            $ 10,006         $  653           6.5%
          Tax exempt . . . . . . . . . .                   -              -              -
     Loans . . . . . . . . . . . . . . .              68,841          6,184           9.0%
          Less: Reserve for loan loss. .                (956)
     Funds sold. . . . . . . . . . . . .              27,844          1,483           5.3%
                                                     -------         ------          -----
          Total Earning Assets . . . . .             105,735         12,907           7.9%
                                                     -------         ------          -----

     Cash and due from banks . . . . . .               2,776
     Other assets. . . . . . . . . . . .               3,486
                                                    --------

          TOTAL ASSETS . . . . . . . . .            $111,997
                                                    --------
                                                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest bearing demand deposits .             $ 29,339         $1,004           3.4%
     Savings deposits . . . . . . . . .                9,703            268           2.8%
     Time deposits. . . . . . . . . . .               49,773          2,852           5.7%
                                                     -------         ------          -----
          TOTAL INTEREST BEARING
          LIABILITIES . . . . . . . . .               88,815          4,124           4.6%
                                                     -------         ------          -----

NET INTEREST REVENUE. . . . . . . . . .                              $4,196           3.3%
                                                                     ------
                                                                     ------
NET INTEREST REVENUE TO EARNING ASSETS                                                4.0%

     Demand deposits (non-interest
          bearing). . . . . . . . . . .             $ 12,596
     Other liabilities. . . . . . . . .                1,338
     Stockholders' equity . . . . . . .                9,248
                                                    --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY. . . . .             $111,997
                                                    --------
                                                    --------

                                       TABLE #3


Year Ended December 31, 1995                         Average       Interest         Yield/
(Dollars in Thousands)                               Balance      Rev./Exp.           Rate
ASSETS
     Investment securities:
          Taxable. . . . . . . . . . . . .           $ 9,091         $  516           5.7%
          Tax exempt . . . . . . . . . . .                 -              -           -
     Loans . . . . . . . . . . . . . . . .            56,938          5,006           8.8%
          Less: Reserve for loan loss. . .              (907)
     Funds sold. . . . . . . . . . . . . .            36,503          2,126           5.8%
                                                     -------         ------          -----
          Total Earning Assets . . . . . .           101,625          7,648           7.5%
                                                     -------         ------          -----

     Cash and due from banks . . . . . . .             2,061
     Other assets. . . . . . . . . . . . .             3,158
                                                     -------

          TOTAL ASSETS . . . . . . . . . .          $106,844
                                                    --------
                                                    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest bearing demand deposits . .            $28,010         $1,037           3.7%
     Savings deposits . . . . . . . . . .              9,411            256           2.7%
     Time deposits. . . . . . . . . . . .             49,731          2,875           5.8%
                                                     -------         ------          -----
          TOTAL INTEREST BEARING
          LIABILITIES. . . . . . . . . . .            87,152          4,168           4.8%
                                                     -------         ------          -----

NET INTEREST REVENUE . . . . . . . . . .                             $3,480           2.7%
                                                                     ------
                                                                     ------

NET INTEREST REVENUE TO EARNING ASSETS .                                              3.4%

     Demand deposits (non-interest
          bearing) . . . . . . . . . . . .           $ 9,600
     Other liabilities. . . . . . . . . .              1,202
     Stockholders' equity . . . . . . . .              8,890
                                                     -------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY . . . . . .          $106,844
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


Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)


                                       TABLE #4


                                                    1997 vs 1996                              1996 vs 1995
                                      --------------------------------------       -------------------------------------
                                                      Yield/                                       Yield/
                                       Volume           Rate          Total         Volume           Rate          Total
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
     interest income on:
Loans . . . . . . . . . . . .           $ 680          $ (68)         $ 612         $1,064          $ 114         $1,178
Investment securities . . . .             589           (130)           459             62             75            137
Federal funds sold. . . . . .            (381)            28           (353)          (500)          (143)          (643)
                                         ----          -----          -----          -----          -----          -----
                                          888           (170)           718            626             46            672
                                         ----          -----          -----          -----          -----          -----
Increase (decrease) in
     interest expense on:
Demand deposits . . . . . . .              72             29            101             51            (84)           (33)
Savings . . . . . . . . . . .              (9)             -             (9)             3              9             12
Time deposits . . . . . . . .             235              -            235             26            (49)           (23)
                                         ----          -----          -----          -----          -----          -----
                                          298             29            327             80           (124)           (44)
                                         ----          -----          -----          -----          -----          -----

Net interest income . . . . .             590           (199)           391            546            170            716
                                         ----          -----          -----          -----          -----          -----
                                         ----          -----          -----          -----          -----          -----




     The volume/rate variance was allocated to rate based on the percentage increase or decrease in relation to the total previous year rates with the remainder allocated to volume.

                                                  1995 vs 1994
                                      --------------------------------------
                                                      Yield/
                                       Volume           Rate          Total
----------------------------------------------------------------------------
Increase (decrease) in
     interest income on:                1,203          $  43         $1,246
Loans. . . . . . . . . . .                105            114            219
Investment securities. . .                219            518            737
                                       ------          -----         ------
Federal funds sold . . . .              1,527            675          2,202
                                       ------          -----         ------


Increase (decrease) in
     interest expense on:                  27            134            161
Demand deposits. . . . . .                  -              -              -
Savings. . . . . . . . . .              1,030            504          1,534
                                       ------          -----         ------
Time deposits. . . . . . .              1,057            638          1,695
                                       ------          -----         ------

Net interest income. . . .                470             37            507
                                       ------          -----         ------
                                       ------          -----         ------

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments held for sale):

                                       TABLE #5

December 31
(Dollars in thousands)                              1997     1996     1995
-----------------------------------------------------------------------------
U.S. Treasury Securities. . . . . . . . . . . .   $12,036   $10,006    $ 9,978
Government Sponsored Agencies . . . . . . . . .    15,952         -          -
Other bonds, notes and securities . . . . . . .        24        24         24
                                                  -------   -------    -------
     TOTAL                                        $28,012   $10,030    $10,002
                                                  -------   -------    -------
                                                  -------   -------    -------

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                       TABLE #6

                                                   Government       Federal
                              U.S. Treasury        Sponsored      Reserve Bank
                                Securities          Agencies         Stock
                              --------------      -------------  ---------------
                               Amount/yield       Amount/yield      Amount/yield
                              --------------      -------------  ---------------
Within one year. . . . . . .  $12,036   5.6%      $15,952  5.4%    $ -       -%
After one year
     through five years. . .     -        -%         -       -%      -       -%
After five years
     through ten years . . .     -        -%         -       -%      -       -%
After ten years. . . . . . .     -        -%         -       -%     24     7.5%
                              -------   ----      -------  ----    ----    ----
     TOTAL                    $12,036   5.6%       15,952  5.4%     24     7.5%
                              -------   ----      -------  ----    ----    ----
                              -------   ----      -------  ----    ----    ----

III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                       TABLE #7

                                                  December 31,    December 31,
                                                      1997            1996
                                                  ------------    ------------
     Commercial. . . . . . . . . . . . . . .         $ 5,762        $ 5,716
     Agricultural. . . . . . . . . . . . . .           3,459          3,787
     Real Estate - Construction. . . . . . .           1,960          3,087
     Real Estate - Mortgage. . . . . . . . .          59,562         50,228
     Installment loans to individuals. . . .           8,865          8,775
                                                     -------        -------
         TOTAL                                       $79,608        $71,593
                                                     -------        -------
                                                     -------        -------

     There were no foreign loans at December 31, 1997 or December 31, 1996.

     Commercial, agricultural and real estate - construction loans at December 31, 1997 are presented by maturity as follows (dollars in thousands):

                                       TABLE #8

                                                    Due After
                                    Due in One       One Year        Due After
                                   Year or Less  Through Five Years  Five Years
                                   ------------  ------------------  -----------
Commercial:
     Fixed rates. . . . . . .        4,611               -                -
     Adjustable rates . . . .        1,151               -                -
Agricultural:
     Fixed rates. . . . . . .        2,365               -                -
     Adjustable rates . . . .            -             617              477
Real Estate - Construction:
     Fixed rates. . . . . . .        1,185               -                -
     Adjustable rates . . . .          775               -                -

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

                                       TABLE #9


December 31 (Dollars in thousands)                                1997     1996
---------------------------------------------------------------------------------
Non-accrual loans. . . . . . . . . . . . . . . . . . . . . .     $ 809     $ 759
Loans which are contractually past due 90 days or more
     as to interest or principal, but have not been put
     on a non-accrual basis (See discussion below) . . . . .        -          -
Loans restructured to provide concessions to the
     borrower in order to maximize the recovery
     possibility of the bank . . . . . . . . . . . . . . . .     2,465     2,148


     Foregone interest on restructured loans in 1997 was 15 thousand on recognized income of 141 thousand. 1996 interest included was 137 thousand with foregone interest of 19 thousand.

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

     Management has no information that would indicate that any loans on hand at December 31, 1997 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                      TABLE #10

                                                              1997         1996
                                                            -------      -------

Balance - Beginning of year. . . . . . . . . . . . . .      $   964      $   868
                                                            -------      -------
Charge-offs:
     Commercial. . . . . . . . . . . . . . . . . . . .           15           48
     Agricultural. . . . . . . . . . . . . . . . . . .            -           25
     Real Estate - Construction. . . . . . . . . . . .            -           76
     Real Estate - Mortgage. . . . . . . . . . . . . .           33           68
     Installment loans to individuals. . . . . . . . .          132          106
                                                            -------      -------
                                                            $   180      $   323
                                                            -------      -------

Recoveries:
     Commercial. . . . . . . . . . . . . . . . . . . .      $    14      $     4
     Agricultural. . . . . . . . . . . . . . . . . . .            -            -
     Real Estate - Construction. . . . . . . . . . . .            -           10
     Real Estate - Mortgage. . . . . . . . . . . . . .            8            -
     Installment loans to individuals. . . . . . . . .           34           12
                                                            -------      -------
                                                            $    56      $    26
                                                            -------      -------

Net Charge-offs (recoveries) . . . . . . . . . . . . .      $   124      $   297
                                                            -------      -------

Provision - Charged to operations. . . . . . . . . . .      $   230      $   393
                                                            -------      -------

Balance - End of Year. . . . . . . . . . . . . . . . .      $ 1,070      $   964
                                                            -------      -------
                                                            -------      -------

Average loan balance outstanding . . . . . . . . . . .      $75,870      $68,841
                                                            -------      -------
                                                            -------      -------

Percentage of net charge offs to
average loans outstanding. . . . . . . . . . . . . . .          .2%          .4%
                                                            -------      -------
                                                            -------      -------

     The provision for 1997 decreased from that of 1996. This was mainly due to a reduction in charge offs and a small increase in problem loans over the prior year.

     In 1996, provision was made based on higher charge offs and an increase in problem loans in relation to the previous period.

     The allocation of the allowance is as follows (dollars in thousands):

                                      TABLE #11

                                       December 31,           December 31,
                                          1997                    1996
                              ------------------------  ------------------------
                                      Percent of Loans          Percent of Loans
                                      in Each Category          in Each Category
                              Amount   to Total Loans    Amount   to Total Loans
                              ------  ----------------  ------  ----------------
Commercial. . . . . . .       $    6       7.2%          $ 15          8.0%
Agricultural. . . . . .           28       4.3%            93          5.3%
Real Estate-
    Construction. . . .            -       2.5%             4          4.3%
Real Estate-Mortgage. .           84      74.8%            34         70.2%
Installment Loans . . .           60      11.2%            88         12.2%
Unallocated . . . . . .          892       N/A            730          N/A
                              ------     ------         -----         -----
                              $1,070       100%          $964          100%
                              ------     ------         -----         -----
                              ------     ------         -----         -----

     The large, unallocated allowance for loan losses is being maintained in recognition of several risk factors inherent in the bank's loan portfolio. Foremost among these is the large concentration of loans of all types secured by real property. While the vast majority of these loans are performing and not in need of an allocated allowance, there has been significant growth in this area and a noticeable increase in appraised values has occurred. (Please see Table #7, P-8). Another significant area of concern is agricultural purpose loans. This grouping consists largely of livestock growers in the bank's market area and is uniquely vulnerable to adverse weather, crop or livestock disease and market price decline. Borrowers of this type that have required restructured terms or that have been non-performing receive an allocation of the bank's allowance. Those remaining, however, still represent a significant potential for loss should circumstances in that sector deteriorate further. At the time of this writing, estimated charge-offs for the coming year are not expected to exceed $120,000.00 and will be concentrated in the commercial and installment areas.

V.   DEPOSITS

     The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

     At December 31, 1997, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $14,057,867. The deposits by time remaining until maturity were (dollars in thousands):

                                      TABLE #12

     3 months or less                             $6,594
     Over 3 through 6 months                       4,370
     Over 6 through 12 months                      2,676
     Over 12 months                                  418
                                                  ------
                                                  14,058
                                                  ------
                                                  ------

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 1997 was $976,000.

                                      TABLE #13

For the year ended December 31                           1997    1996    1995
------------------------------                           ----    ----    ----
Return on Assets (Net income divided by
     average total assets) . . . . . . . . . . . . . .    .9%     .8%     .9%
Return on Equity (Net income divided by
     average equity) . . . . . . . . . . . . . . . . .  10.5%    9.1%    9.2%
Dividend Payout Ratio (Dividends declared per
     share divided by net income per share)                0%      0%      0%
Equity to Assets Ratio (Average equity
     divided by average total assets). . . . . . . . .   8.9%    8.3%    8.3%

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

     (c) No dividends have been declared in 1997 or 1996 and management has no intention to declare dividends in the immediate future.
                                          13

ITEM 6.   Selected financial data:

     The following table presents certain key financial information.

                                      TABLE #14

Selected Financial Data
Year Ended December 31
(Dollars in thousands)                        1997     1996      1995      1994      1993
------------------------------------------------------------------------------------------
Interest income . . . . . . . . . . .        9,038    $8,320    $7,648    $5,445    $4,347
Interest expense. . . . . . . . . . .        4,452     4,124     4,168     2,473     1,808
                                            ------    ------    ------    ------    ------
     Net interest income. . . . . . .        4,586     4,196     3,480     2,972     2,539
Provision for Loan Losses . . . . . .          230       393      -          -         115
                                            ------    ------    ------    ------    ------
     Net interest income after
          Provision for loan losses .        4,356     3,803     3,480     2,972     2,424
Non-interest income . . . . . . . . .          623       473       389       357       325
Securities gains. . . . . . . . . . .            -         -         -         -       192
Non-interest expense:
     Personnel expenses . . . . . . .        1,532     1,391     1,266     1,137     1,000
     Other expenses . . . . . . . . .        1,587     1,510     1,388     1,329     1,289
                                            ------    ------    ------    ------    ------
Income before income taxes. . . . . .        1,860     1,375     1,215       863       654
Applicable income taxes . . . . . . .          699       514       378       284       230
                                            ------    ------    ------    ------    ------
Income before reduction for minority
     interest or security gains or
     losses . . . . . . . . . . . . .        1,161       861       837       579       424
Less minority interest. . . . . . . .           27        20        20        14         9
                                            ------    ------    ------    ------    ------

Net Income. . . . . . . . . . . . . .       $1,134    $  841    $  817    $  565    $  415
                                            ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------

Net income per common share (2). . .        $ 3.40    $ 2.52    $ 2.44    $ 1.69    $ 1.24
                                            ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------

Dividends declared per common share(2)      $    0    $    0    $    0    $    0    $    0
                                            ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------


(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)                        1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------
Loans. . . . . . . . . . . . . . . .        79,608    71,593    63,425    49,138    36,482
Total assets . . . . . . . . . . . .       125,190   114,963   109,018    97,616    75,648
Long-term debt . . . . . . . . . . .           -0-       -0-       -0-       -0-       -0-

ITEM 7. Management's discussion and analysis of financial condition and results of operations:

     FINANCIAL CONDITION

     ASSET QUALITY

                                      TABLE #15


December 31 (dollars in thousands)            1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------
Nonaccrual loans. . . . . . . . . . . . . .    809       759       183       217       313
Past-due loans* . . . . . . . . . . . . . .      -         -         -         -         -
Restructured loans. . . . . . . . . . . . .  2,465     2,148       593       668       546
                                             -----     -----       ---       ---       ---
     Total problem loans. . . . . . . . . .  3,274     2,907       776       885       859

Foreclosed Assets
     Real estate . . . . . . . . . . . . .       9       300         -         -         -
     In-substance foreclosures . . . . . .       -         -         -         -         -
     Other . . . . . . . . . . . . . . . .       5        34         -         -         -
                                             -----     -----       ---       ---       ---
          Total problem assets . . . . . .   3,288     3,241       776       885       859

Total problem loans as a
     percentage of total loans . . . . . .    4.1%      4.1%      1.2%      1.8%      2.4%

Total problem assets as a percentage of
     total loans and foreclosed assets . .    4.1%      4.5%      1.2%      1.8%      2.4%

Reserve coverage ratio **. . . . . . . . .   32.7%     33.2%    112.0%    104.6%    111.3%


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments

**   Allowance for loan losses divided by problem loans

                                      TABLE #16

                              INTEREST RATE SENSITIVITY


December 31, 1997 (dollars in thousands)
---------------------------------------------------------------------------------------------------------
                                                       3 Mo           3-12            1-5          Over
                                                     Or Less         Months          Years        5 Years
                                                     -------         ------          -----        -------
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans *. . . . . . . . . . . . . . . . .              19,251         31,763         27,426            335

Federal Funds Sold . . . . . . . . . . .              11,150            -0-            -0-            -0-

Taxable Securities** . . . . . . . . . .              15,952         12,036            -0-            -0-

Municipal Bonds. . . . . . . . . . . . .                 -0-            -0-            -0-            -0-

    TOTAL. . . . . . . . . . . . . . . .              46,353         43,799         27,426            335

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit . . . . . .              21,650         30,721          3,132            -0-

NOW Accounts . . . . . . . . . . . . . .               2,000            -0-            -0-            -0-

Super NOW Accounts . . . . . . . . . . .              19,245            -0-            -0-            -0-

Savings Accounts . . . . . . . . . . . .               9,409            -0-            -0-            -0-

MMDA Accounts. . . . . . . . . . . . . .               8,857            -0-            -0-            -0-

    TOTAL. . . . . . . . . . . . . . . .              61,161         30,721          3,132            -0-

Interest Rate Sensitivity Gap. . . . . .             (14,808)        13,078         24,294            335

Cumulative Interest Rate
   Sensitivity Gap. . . . . . . . . . .              (14,808)        (1,730)        22,564         22,899


* Does not include $809 thousand in nonaccruing loans and $24 thousand in overdrafts.

** Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                      TABLE #17
                                  AND FOOTNOTES 1-2


                                                   Carrying      Unrealized     Unrealized        Market
                                                     Value         Gains          Losses          Value
                                                   ---------     ----------     ----------     ----------
DECEMBER 31, 1997
(1) Held-to-Maturity:
    U.S. Treasury Securities                      12,036,450              -          2,700     12,033,750
    Other                                         15,951,840              -            284     15,951,556
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                               -              -              -              -
    Other                                             24,000              -              -         24,000
                                                  ----------        -------         ------     ----------
                                                  28,012,290              -          2,984     28,009,306
                                                  ----------        -------         ------     ----------
DECEMBER 31, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities                      10,006,368              -         21,993      9,984,375
    Other                                                  -              -              -              -
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                               -              -              -              -
    Other                                             24,000              -              -         24,000
                                                  ----------        -------         ------     ----------
                                                  10,030,368              -         21,993     10,008,375
                                                  ----------        -------         ------     ----------

DECEMBER 31, 1995
(1) Held to Maturity
    U.S. Treasury Securities                       9,977,841         31,534              -     10,009,375
    Other                                                  -              -              -              -
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                               -              -              -              -
    Other                                             24,000              -              -         24,000
                                                  ----------        -------         ------     ----------
                                                  10,001,841         31,534              -     10,033,375
                                                  ----------        -------         ------     ----------



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

     Approximately one third of loan balances on nonaccrual status at year end, 1997 represented borrowings secured by single-family homes which were either in foreclosure or close to foreclosure status. Current elevated housing demand in the bank's market area should provide the bank with an excellent opportunity to avoid loss on the liquidation of those properties which the bank acquires through foreclosure. (Please see Table #15, P-15)

     Although the drought conditions experienced in 1996 have abated and livestock prices have come back from the recent lows, area stockgrowers are still struggling to pay down their loan balances and, most recently, have faced a setback in the form of elevated feed costs and other complications arising from blizzard conditions experienced during the fourth quarter of 1997. Until a string of years with more favorable weather and market prices can be experienced, area cattlegrowers will continue to account for a substantial portion of the bank's restructured loan grouping. (Please see Table #15, P-15)

     Installment loan charge off activity over the past three years has been high and is partially a reflection of the national trend regarding consumer debt recognition. Until this trend, as well as local job creation, improves, the bank is continuing a monthly loan loss provision. (Please see Table #10, P-11)

     Economic activity in the bank's market area is on the upswing and appears to be healthy for at least the next two years. Huerfano County is currently feeling the benefits of a recently opened private correctional facility near Walsenburg and a recently re-opened ski area at Cuchara. Las Animas County will experience the positive effects of construction activity during 1998 at the State mega-prison site, east of Trinidad, and at the Wal-Mart Supercenter, south of Trinidad. When these projects are complete, employment levels will certainly improve and compliment the recent gains in employment in the light manufacturing, small retail and tourism sectors.

     Loans secured by real estate of all types represented 77% of total loans on December 31, 1997. All of the property serving as collateral for these loans lies within Las Animas, Huerfano or adjacent counties, with 63% consisting of 1-4 family homes, 27% commercial properties and 4% farm and ranch properties. The bank does not buy or sell participation loans. (Please see Table #7, P-9)

SOURCES AND USES OF FUNDS

     Deposit growth in 1997 was $8,559,380, approximately 167% of 1996 deposit growth and approximately 85% of 1995 deposit growth. The continuing uptrend in economic activity in the bank's market area, coupled with the influx of new depositors, is the primary reason for the growth. This is being tempered, of course, by the continuing growth in domestic stock prices and the proclivity of a segment of the bank's deposit customers to invest in equities. This deposit growth, coupled with $1,351,092 provided by operating activities, was deployed into growth of $8,011,488 in outstanding loans, approximately $2,000,000 in U.S. TREASURY SECURITIES holdings and $392,333 in capital expenditures. The $15,781,278 reduction in cash and cash equivalents was caused by the re-deployment of approximately $16,000,000 from Federal Funds Sold into a Federal Home Loan Bank Discount note, maturing within 20 days. (Please see STATEMENT OF CASH FLOWS, P-24, BALANCE SHEET, P-22 and TABLE #17, P-17)

LIQUIDITY

     Average 1997 holdings of cash and due from banks, readily marketable securities and Federal Funds Sold totaled approximately 39% of average liabilities. This was down from approximately 40% in 1996 and 49% in 1995. (Please see TABLES 1-3, P-4-6)

     Current securities holdings include one $12,000,000 par value, U.S. TREASURY NOTE, which matures within 8 months. The bank has pledged the majority of this asset to the State of Colorado in order to collateralize uninsured public deposits in accordance with State law. Additionally, a $16,000,000 par value, FEDERAL HOME LOAN BANK DISCOUNT NOTE, which matures within 20 days, has been acquired. At the time of this writing, the bank intends to replace both of these securities with similar instruments when they mature. (Please see TABLE #17, P-17 and NOTE 2, p-29-30)

CAPITAL

     Tier 1 and total risk based capital ratios ended 1997 at an estimated 15.49% and 16.75%, respectively, compared with 14.79% and 16.05% in 1996 and 14.67% and 15.92% in 1995. Factors accounting for the increase over these periods include earnings retention in excess of risk weighted asset growth on a percentage basis and predominant loan growth in low risk categories. The leverage ratio stood at an estimated 8.66% at year end, 1997, compared with 8.37% in 1996 and 8.07% in 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income continued to improve on a dollar basis in 1997, but at a slower pace than what was experienced in the previous year. The change was slightly negative when expressed on a percentage basis. Net interest revenue as a percentage of average earning assets fell to 3.9% in 1997, compared with 4% in 1996. The growth in volume driven interest income outstripped volume driven increases in interest expense, but was tempered by flat to slightly declining interest rates on loans and investment securities. (Please see TABLE #14, P-14, TABLES 1 and 2, p-4-5 and TABLE #4, P-7)

OTHER INCOME AND EXPENSE

     With the exception of equipment expense, depreciation expense and advertising expense, all operating expense categories grew and were only partially offset by a $150,254 increase in non-interest income. Growth factors played the major role in the increases with the exception of the $72,465 gain realized on the sale of foreclosed real estate in 1997. (Please see TABLE #14, P-14 and STATEMENT OF INCOME, P-23)

     Because of the possibility that computer programs and other systems in use by the bank or its service providers use only two digits to identify a year in the date field, there exists the potential for error in financial calculations or outright failure of these systems by or at the year 2000. The bank has made contact with and has received replies from all vendors and service providers in order to determine the year 2000 survivability of their respective systems. Additionally, all systems described as being compliant have or will undergo simulation testing during 1998 to confirm survivability. Mission critical applications will be the first to undergo testing. Also, those systems which are identified, either by the vendor or service provider or through testing, as non-compliant are scheduled for replacement during 1998. The cost to remediate the year 2000 issue is not, at the time of this writing, expected to be material to the bank's business, operations or financial condition and is not expected to have a material, adverse impact on the bank's results of operations, liquidity or capital resources.

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

ITEM 8.   Financial statements and supplementary data.


    Index to Financial Statements of
         The Republic Corporation and Subsidiary                         PAGE
    Accountant's Report. . . . . . . . . . . . . . . . . . . .            21


    Balance Sheets as of December 31, 1997 and 1996. . . . . .            22

    Statement of Income for the three years ended
         December 31, 1997 . . . . . . . . . . . . . . . . . .            23

    Statement of Cash Flows for the three years ended
         December 31, 1997 . . . . . . . . . . . . . . . . . .            24-25

    Statement of Changes in Stockholders' Equity
         for the three years ended December 31, 1997 . . . . .            26

    Notes to Financial Statements. . . . . . . . . . . . . . .            27-40

                             INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 1997, in conformity with generally accepted accounting principles.




/S/ Dixon, Waller & Co., Inc.
Trinidad, Colorado
February 6, 1998

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet

December 31                                              1997          1996
--------------------------------------------------------------------------------
Assets


Cash and due from banks (demand.) . . . . . . . .       3,467,302    $3,273,580
Investment securities:
     Held to maturity
          Market value at 12-31-97 - 27,985,306
          Market value at 12-31-96 -  9,984,375        27,988,290    10,006,368
     Available for Sale . . . . . . . . . . . . .          24,000        24,000
                                                      -----------   -----------
                                                       31,479,592    13,303,948
                                                      -----------   -----------

Loans . . . . . . . . . . . . . . . . . . . . . .      79,608,471    71,592,533
     Plus:  Uncollected earned interest . . . . .         653,441       629,677
     Less:  Allowance or losses . . . . . . . . .      (1,070,000)     (964,057)
                                                      -----------   -----------
          NET LOANS AND OTHER RECEIVABLES . . . .      79,191,912    71,258,153
                                                      -----------   -----------

Federal funds sold. . . . . . . . . . . . . . . .      11,150,000    27,125,000
Property, equipment and vehicles (Net). . . . . .       1,842,555     1,651,386
Other real estate . . . . . . . . . . . . . . . .           9,000       300,025
Goodwill. . . . . . . . . . . . . . . . . . . . .         436,079       436,079
Other assets. . . . . . . . . . . . . . . . . . .       1,080,644       888,369
                                                      -----------   -----------

     Total Assets . . . . . . . . . . . . . . . .    $125,189,782  $114,962,960
                                                     ------------  ------------
                                                     ------------  ------------

Liabilities and Stockholders' Equity

Deposits (Domestic):
     Demand (noninterest bearing) . . . . . . . .     $14,999,271  $ 12,464,933
     Savings, time and demand (interest bearing)       96,958,122    90,933,080
                                                      -----------   -----------
                                                      111,957,393   103,398,013
                                                      -----------   -----------
Accounts payable and accrued interest payable. .        1,153,610       834,013
Accrued taxes payable. . . . . . . . . . . . . .          747,184       559,450
                                                      -----------   -----------

     Total liabilities. . . . . . . . . . . . . .     113,858,187   104,791,476
                                                      -----------   -----------

Minority Interest in Consolidated Subsidiary. . .         242,912       216,826
                                                      -----------   -----------

Stockholders' Equity
     Common stock (par value $1; 750,000 shares
          authorized, 356,844 shares issued
          including stock held in treasury. . . .         356,844       356,844
     Additional paid-in capital . . . . . . . . .         234,931       234,931
     Less cost of treasury stock (23,119 shares
          at 12/31/97, 23,119 shares at 12/31/96)         (91,303)      (91,303)
                                                      -----------   -----------
              Total contributed capital . . . . .         500,472       500,472
                                                      -----------   -----------
Retained earnings . . . . . . . . . . . . . . . .      10,588,211     9,454,186
                                                      -----------   -----------
     Stockholders' equity . . . . . . . . . . . .      11,088,683     9,954,658
                                                      -----------   -----------
          Total liabilities and
              stockholders' equity. . . . . . . .    $125,189,782  $114,962,960
                                                     ------------  ------------
                                                     ------------  ------------

The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income



Year Ended December 31                                1997          1996          1995
------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans. . . . .          $6,796,396     $6,184,010     $5,005,568
     Interest on federal funds sold. . .           1,129,794      1,483,240      2,126,113
     Interest and dividends on
     investments:
          Securities of U.S. Treasury and
           government sponsored agencies .         1,112,064        652,786        516,366
     Obligations of states, political
          subdivisions and other obli-
          gations secured by the
          government. . . . . . . . . . .                -              -              125
                                                  ----------    -----------     ----------
          Total interest on investments .          1,112,064        652,786        516,491
                                                  ----------    -----------     ----------

          Total interest income . . . . .          9,038,227      8,320,036      7,648,172
                                                  ----------    -----------     ----------

Interest expense:
     Interest on deposits . . . . . . . .          4,452,159      4,124,629      4,168,021
                                                  ----------    -----------     ----------
          Total interest expense. . . . .          4,452,159      4,124,629      4,168,021
                                                  ----------    -----------     ----------
          Net interest income . . . . . .          4,586,068      4,195,407      3,480,151
Provision for loan losses . . . . . . . .            230,059        392,703         -
                                                  ----------    -----------     ----------
     Net interest income after
          provision for loan losses . . .          4,356,009      3,802,704      3,480,151
Other income:
     Service charges on deposit accounts             202,137        185,218        157,384
     Other service charges,
          commissions and fees. . . . . .            241,081        191,527        162,998
     Gain on sale of securities . . . . .                -              -              -
     Gain on Sale - Other Real Estate . .             72,465            -                -
     Other income . . . . . . . . . . . .            107,609         96,293         68,375
                                                  ----------    -----------     ----------
          Total other income. . . . . . .            623,292        473,038        388,757
                                                  ----------    -----------     ----------
Other expenses:
     Salaries and wages . . . . . . . . .          1,347,288      1,217,215      1,092,575
     Employee benefits. . . . . . . . . .            184,852        173,827        173,784
     Net occupancy expenses . . . . . . .            135,321        119,604         92,527
     Equipment expense  . . . . . . . . .             94,652        108,633         81,683
     Depreciation other than
          rental property . . . . . . . .            197,448        227,772        177,414
     Operating Loss . . . . . . . . . . .                -              -              -
     Computer service center. . . . . . .            165,771        119,105         93,759
     FDIC Assesment . . . . . . . . . . .              9,471            -          102,024
     Professional services. . . . . . . .            132,906        121,272         88,200
     Advertising. . . . . . . . . . . . .            102,234        102,069        111,998
     Other operating expenses . . . . . .            748,933        711,316        639,879
                                                  ----------    -----------     ----------
          Total other expenses. . . . . .          3,118,876      2,900,813      2,653,843
                                                  ----------    -----------     ----------
          Income before income taxes. . .          1,860,425      1,374,929      1,215,065
                                                  ----------    -----------     ----------
Less applicable income taxes (Current). .            699,414        513,814        378,289
                                                  ----------    -----------     ----------
     Income before reduction
          for minority interest . . . . .          1,161,011        861,115        836,776
Less minority interest in income                     (26,986)       (20,248)       (19,667)
                                                  ----------    -----------     ----------
     Net income . . . . . . . . . . . . .          1,134,025        840,867        817,109
                                                  ----------    -----------     ----------
                                                  ----------    -----------     ----------
     Earnings per share . . . . . . . . .              $3.40          $2.52          $2.44
                                                  ----------    -----------     ----------
                                                  ----------    -----------     ----------

The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               STATEMENT OF CASH FLOWS



December 31                                         1997           1996            1995
-----------------------------------------------------------------------------------------
Cash flows and operating activities:
Net income (loss). . . . . . . . . . .           $ 1,134,025    $   840,867    $   817,109
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation. . . . . . . . . . .               201,164        233,578        183,216
     Provision for loan losses . . . .               230,059        392,703            -
     Amortization (accretion) of
          discounts and premiums . . .              (471,569)       (14,464)       (48,752)
     Other real estate gains/net . . .               (72,465)             -         (1,000)
     Re-appraisal - other real estate                 12,500          9,693            -
     Gain on sale of securities. . . .                   -              -              -
     (Decrease) increase in
          interest payable . . . . . .               319,597       (174,135)       409,444
     (Increase) Decrease in
          interest receivable. . . . .               (23,764)       (91,959)      (153,834)
     (Increase) decrease in
          other assets . . . . . . . .              (192,275)      (217,874)      (178,374)
     Increase (decrease) in
          other liabilities. . . . . .               213,820        152,896        119,394
                                                  ----------    -----------     ----------
               Total adjustments . . .               217,067        290,438        330,094
                                                  ----------    -----------     ----------
Net cash provided by (used in)
operating activities. . . . . . . . .              1,351,092      1,131,305      1,147,203
                                                  ----------    -----------     ----------

Cash flows from investing activities:
Proceeds from sales of investment
     securities. . . . . . . . . . . .                   -            5,000            -
Proceeds from maturities of
     investment securities . . . . . .            61,000,000     10,005,000      7,005,000
Purchase of investment securities. . .           (78,510,353)   (10,024,063)    (9,932,031)
Loans made to customers-net
     cash activity . . . . . . . . . .            (8,011,488)    (8,785,526)   (14,344,477)
Capital expenditures . . . . . . . . .              (392,333)       (83,150)      (443,971)
Proceeds from sale
     of other real estate. . . . . . .               222,424         12,000            -
                                                  ----------    -----------     ----------
Net cash provided by
(used in) investing activities . . . .           (25,691,750)    (8,870,739)   (17,714,479)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
Net increase in demand deposits, NOW
accounts, savings accounts and
certificates of deposit . . . . . . .              8,559,380      5,125,253     10,056,464
Purchase of treasury stock. . . . . .                    -              -              -
Net cash provided by
                                                  ----------    -----------     ----------
(used in) financing activities. . . .              8,559,380      5,125,253     10,056,464
                                                  ----------    -----------     ----------
Net increase (decrease) in cash
and cash equivalents. . . . . . . . .            (15,781,278)    (2,614,181)    (6,510,812)

(Continued)

The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               STATEMENT OF CASH FLOWS



December 31                                          1997           1996           1995
------------------------------------------------------------------------------------------
Cash and cash equivalents
at beginning of year:
     Cash and due from banks. . . .                3,273,580      2,362,761      3,073,573
     Federal funds sold . . . . . .               27,125,000     30,650,000     36,450,000
                                                  ----------     ----------     ----------
Cash and cash equivalents
     at beginning of year . . . . .               30,398,580     33,012,761     39,523,573
                                                  ----------     ----------     ----------

Cash and cash equivalents
at end of year:
     Cash and due from banks. . . .                3,467,302      3,273,580      2,362,761
     Federal funds sold . . . . . .               11,150,000     27,125,000     30,650,000
                                                  ----------     ----------     ----------
Cash and cash equivalents
     at end of year . . . . . . . .               14,617,302     30,398,580     33,012,761
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Supplemental disclosures of
cash flow information
     Cash paid for interest . . . .                4,132,562      4,298,764      3,758,577
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
     Cash paid for income tax . . .                  678,814        468,289        403,718
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


The accompanying notes are an integral part of these financial statements.

                         REPUBLIC CORPORATION AND SUBSIDIARY
                     Statement of Changes in Stockholders' Equity


For three                     Additional
years ended       Capital       Paid in        Treasury    Contributed       Retained        Total
December 31,       Stock        Capital         Stock        Capital         Earnings       Equity
----------------------------------------------------------------------------------------------------
Balance at
     12-31-94     356,844        234,931        (91,303)       500,472      7,796,210      8,296,682

Net income           -              -              -              -           817,109        817,109

Market value
     adjustment-
     Securities      -              -              -              -              -              -

Addition to
     treasury
     stock           -              -              -              -              -              -
                 --------      ---------       --------       --------    -----------     ----------

Balance at
     12-31-95     356,844        234,931        (91,303)       500,472      8,613,319      9,113,791

Net income           -              -              -              -           840,867        840,867

Market value
     adjustment-
     Securities      -              -              -              -               -             -

Addition to
     treasury
     stock           -              -              -              -               -             -
                 --------      ---------       --------       --------    -----------     ----------

Balance at
     12-31-96     356,844        234,931        (91,303)       500,472      9,454,186      9,954,658

Net Income           -              -              -              -         1,134,025      1,134,025

Market value
     adjustment-
     Securities      -              -              -              -              -              -

Addition to
     treasury
     stock           -              -              -              -              -              -
                 --------      ---------       --------       --------    -----------     ----------

Balance at
     12-31-97    $356,844      $234,931        $(91,303)      $500,472    $10,588,211    $11,088,683
                 --------      ---------       --------       --------    -----------    -----------
                 --------      ---------       --------       --------    -----------    -----------


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

2.   Investment Securities, including investments held for sale.

          A schedule of securities is as follows:



                           December 31, 1997                          December 31, 1996
               ----------------------------------------     ----------------------------------------
               Principal         Book         Market        Principal        Book           Market
                 Amount         Value          Value          Amount         Value           Value
               ----------     ----------     ----------     ----------     ----------     ----------
Government
Securities     28,000,000     27,988,290     27,985,306     10,000,000     10,006,368      9,984,375

Obligations
of states
and polit-
ical sub-
divisions            -              -              -             -              -             -

Other              24,000         24,000         24,000         24,000         24,000         24,000
               ----------     ----------     ----------     ----------     ----------     ----------
               ----------                                   ----------
                              28,012,290     28,009,306                    10,030,368     10,008,375
                              ----------     ----------                    ----------     ----------
                              ----------     ----------                    ----------     ----------


                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $11,534,931 at December 31, 1997 and $9,506,050 at December 31, 1996. Additionally, $501,519 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 1997.

          Net gains on the sale of securities were as follows:


                                                   1997      1996
                                                  -------   -------
     GAINS
          U.S. Government Securities                 -         -
                                                  -------   -------
     LOSSES
          U.S. Government Securities                 -         -
                                                  -------   -------
     NET GAINS ON SALE OF SECURITIES                 -         -
                                                  -------   -------
                                                  -------   -------


     Unrealized gains and losses in the securities portfolio were as follows:



                                    Carrying      Unrealized     Unrealized       Market
                                     Value           Gain           Loss          Value
                                   ----------     ----------     ----------     ----------
     DECEMBER 31, 1997
     U.S. Treasury Securities      12,036,450           -            2,700      12,033,750
     Government
          Sponsored Agencies.      15,951,840           -              284      15,951,556
     Other. . . . . . . . . .          24,000           -              -            24,000
                                   ----------     ----------     ----------     ----------
                                   28,012,290           -            2,984      28,009,306
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

     DECEMBER 31, 1996
     U.S. Treasury Securities      10,006,368           -              -         9,984,375
     Obligations of States
          and Political
          Subdivisions. . . .            -              -              -             -
     Other. . . . . . . . . .          24,000           -              -            24,000
                                   ----------     ----------     ----------     ----------
                                   10,030,368           -           21,993      10,008,375
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------




3.   Loans and Other Receivables

          Loans and other receivables are summarized as follows:


                                                    December 31,
                                             --------------------------
     TYPE                                        1997           1996
                                             -----------    -----------
     Real estate. . . . . . . . . . . . . .  $61,522,710    $53,315,567
     Commercial and industrial. . . . . . .    5,761,796      5,715,555
     Agriculture. . . . . . . . . . . . . .    3,458,889      3,787,250
     Loans to individuals for household,
          family and other consumer goods .    8,840,179      8,734,360
     Other. . . . . . . . . . . . . . . . .       24,897         39,801
                                             -----------    -----------
          TOTAL                              $79,608,471    $71,592,533
                                             -----------    -----------
                                             -----------    -----------


                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

     The changes in the allowance for loan losses are as follows:


                                                      December 31,
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
     Balance at beginning of year. . . . .   $964,057  $868,026  $925,572
     Provision charged to
          operating expenses . . . . . . .    230,059   392,703      -
     Loans charged off . . . . . . . . . .    180,345   322,659    73,040
     Recoveries on loans
          previously charged off . . . . .     56,229    25,987    15,494
                                            ---------  --------  --------
     Balance at end of year. . . . . . . .  1,070,000  $964,057  $868,026
                                            ---------  --------  --------
                                            ---------  --------  --------


     At December 31, 1997 and 1996, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $3,274,000 and $2,907,000 respectively. The average recorded investment in impaired loans amounted to approximately $3,124,000 and $2,286,000 for the years ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to impaired loans amounted to approximately $42,853 and $199,890 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $243,569 and $159,830 was recognized for cash payments received in 1997 and 1996 respectively.

4.   Property and equipment.

          Property and equipment are summarized as follows:


                                                      December 31,
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------
     Land. . . . . . . . . . . . . .    $  114,751     $  114,751     $  114,751
     Buildings . . . . . . . . . . .     2,202,422      2,029,738      2,029,738
     Furniture and equipment . . . .     1,590,229      1,370,580      1,287,430
                                        ----------     ----------     ----------
                                         3,907,402      3,515,069      3,431,919
     Less accumulated depreciation .     2,064,847      1,863,683      1,630,105
                                        ----------     ----------     ----------
          Net. . . . . . . . . . . .     1,842,555      1,651,386     $1,801,814
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------


          Depreciation expense for 1997, 1996 and 1995 was $201,164, $233,578 and $183,216, respectively.

5.   Income Taxes.

          The components of the income tax provisions (benefits) are as follows:

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

5.   (Continued)


                                                     December 31,
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
     Federal provision:
          Current. . . . . . . . . . . .     $656,555  $478,584  $352,561
          Deferred . . . . . . . . . . .         -         -         -
                                             --------  --------  --------
                                              656,555   478,584   352,561
     State provision . . . . . . . . . .       42,859    35,230    25,728
                                             --------  --------  --------
          Total. . . . . . . . . . . . .      699,414  $513,814  $378,289
                                             --------  --------  --------
                                             --------  --------  --------


          The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):


                                        1997                1996                1995
                                   -----------------   -----------------  -----------------
                                               % of               % of                % of
                                              Pretax             Pretax              Pretax
                                    Amount    Income    Amount   Income   Amount     Income
                                    ------    ------    ------   ------   ------     ------
     Statutory tax rate Federal .   633         34       467       34       413        34
     State income tax . . . . . .    43          2        35        2        25         2
     Tax exempt revenue . . . . .   (11)        (1)       (5)       -        (5)       -
     Accrual to cash adjustment .     -          -         -        -       (21)       (2)
     Provision for loan loss. . .    36          2        33        2       (20)       (2)
     Other (net). . . . . . . . .    (2)         -       (16)      (1)      (14)       (1)
                                   -----     ------     -----     ----      ----      ----
          Total . . . . . . . . .   699         37       514       37       378        31
                                   -----     ------     -----     ----      ----      ----
                                   -----     ------     -----     ----      ----      ----



6.   Service Commitments.

          Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 1997, 1996 and 1995 were $165,771, $119,105 and $93,759, respectively.

7.   Other Real Estate.

          Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for which the underlying collateral is real estate.

          There was a $1,000 gain on other real estate sold in 1995.

          No gains or losses were incurred in 1996 on other real estate transactions.

          During 1997, other real estate was sold at a gain of $72,465. Reductions in the carrying value of other real estate due to reappraisal were $12,500.

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements



8.   Certificates of Deposit.

          The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $14,057,867 and $11,965,011 at December 31, 1997 and 1996, respectively. Interest expense for the years ended December 31, 1997, 1996 and 1995 on this type of deposit was $619,979, $619,605, and
     $596,555, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

                              3 months or less    $ 6,594
                              3 to 6 months         4,370
                              6 to 12 months        2,676
                              over 12 months          418
                                                  -------
                                                  $14,058
                                                  -------
                                                  -------

9.   Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1996, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,019,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 1997, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at December 31, 1997 were $15.49% and 16.75%, respectively. The Bank's Tier 1 leverage ratio at December 31, 1997 was 8.66%. The minimum required leverage ratio for the Bank at December 31, 1997, was 3.00%.


10.  Supplemental Cash Flow Information

          In 1997 and 1996, the Bank recorded amounts of other real estate acquired through foreclosure of $67,000 and $321,718. Of total sales of other real estate during 1997, $195,566 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off in 1997, 1996 and 1995 amounted to $67,000, $322,659 and $73,040. These noncash transactions have been excluded from the consolidated statement of cash flows.


11.  Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                               THE REPUBLIC CORPORATION
                                    Balance Sheet


(Note 11 Continued)
December 31                                            1997          1996
---------------------------------------------------------------------------
Assets

Cash in Bank. . . . . . . . . . . . . . . . .     $     23,024   $   22,102
Investment in subsidiary - equity method. . .       10,989,255    9,855,952
Vehicles and equipment (net). . . . . . . . .            -              -
Receivable - due from subsidiary. . . . . . .           19,800       20,000
Other assets. . . . . . . . . . . . . . . . .           56,604       56,604
                                                  ------------   ----------
     Total assets . . . . . . . . . . . . . .     $ 11,088,683   $9,954,658
                                                  ------------   ----------
                                                  ------------   ----------

Liabilities . . . . . . . . . . . . . . . . .     $      -       $    -
                                                  ------------   ----------


Stockholders' Equity

Common stock, par value $1.00; authorized
     750,000 shares, issued 356,844 shares
     including stock held in treasury of
     23,119 and 23,119 for 1997 and 1996,
     respectively . . . . . . . . . . . . . .          356,844      356,844
Additional paid in capital. . . . . . . . . .          234,931      234,931
Less cost of treasury stock (23,119 shares
     at 12-31-97, 23,119 shares at 12-31-96).          (91,303)     (91,303)
                                                  ------------   ----------

          Total contributed capital . . . . .          500,472      500,472
                                                  ------------   ----------

Retained earnings . . . . . . . . . . . . . .       10,588,211    9,454,186
                                                  ------------   ----------

     Total stockholders' equity . . . . . . .       11,088,683    9,954,658
                                                  ------------   ----------

     Total liabilities and
     stockholders' equity . . . . . . . . . .      $11,088,683   $9,954,658
                                                  ------------   ----------
                                                  ------------   ----------


                               THE REPUBLIC CORPORATION
                                 Statement of Income


(Note 11 Continued)
Year Ended December 31                            1997      1996      1995
------------------------------------------------------------------------------
Income

Investment income in subsidiary
     Dividends received from
          subsidiary bank. . . . . . . . . . .  $  39,100  $ 39,100  $ 39,100
     Other income. . . . . . . . . . . . . . .       -         -         -
                                                ---------  --------  --------

          Total income . . . . . . . . . . . .  $  39,100  $ 39,100  $ 39,100
                                                ---------  --------  --------

Expenses

Salaries and employee benefits . . . . . . . .     41,073    41,073    41,073
Depreciation . . . . . . . . . . . . . . . . .        -         108       107
Examination and legal fees . . . . . . . . . .      9,451     9,826     8,127
Miscellaneous. . . . . . . . . . . . . . . . .        100        90       140
Office . . . . . . . . . . . . . . . . . . . .      4,254     4,406     3,729
Taxes. . . . . . . . . . . . . . . . . . . . .      3,300     3,303     3,310
Travel . . . . . . . . . . . . . . . . . . . .       -           -        -
                                                ---------  --------  --------
     Total expenses. . . . . . . . . . . . . .     58,178    58,806    56,486
                                                ---------  --------  --------
Income (Loss) before equity in
     undistributed net income of subsidiary. .    (19,078)  (19,706)  (17,386)

Less applicable income (taxes) benefit . . . .     19,800    20,000    19,200
                                                ---------  --------  --------
                                                      722       294     1,814

Equity in undistributed net income
     (loss) of subsidiary. . . . . . . . . . .  1,133,303   840,573   815,295
                                                ---------  --------  --------

     Net income (loss) . . . . . . . . . . . .  1,134,025  $840,867  $817,109
                                                ---------  --------  --------
                                                ---------  --------  --------

Earnings per share
     Weighted average number of
          shares outstanding . . . . . . . . .    333,725   333,725   333,725
                                                ---------  --------  --------
                                                ---------  --------  --------

     Net income (loss) per common share. . . .  $    3.40  $   2.52  $   2.44
                                                ---------  --------  --------
                                                ---------  --------  --------


                               THE REPUBLIC CORPORATION
                               Statement of Cash Flows



(Note 11 Continued)
Year Ended December 31                            1997      1996      1995
------------------------------------------------------------------------------
Cash flows from operating activities:

Net income . . . . . . . . . . . . . . . .   $1,134,025  $ 840,867  $ 817,109
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation. . . . . . . . . . . . .            -        108        107
     Dividends received - subsidiary . . .      (39,100)   (39,100)   (39,100)
     (Increase) in investment in
          subsidiary-held on the
          equity method. . . . . . . . . .   (1,133,303)  (840,573)  (815,295)
     (Increase) decrease in receivable
          from subsidiary-income
          tax benefit. . . . . . . . . . .          200       (800)    (1,100)
     Increase (decrease) in current
          liabilities. . . . . . . . . . .        -             -       -
                                             ----------  ---------  ---------

Net cash (used in) operating activities. .      (38,178)   (39,498)   (38,279)
                                             ----------  ---------  ---------

Cash flows from investing activities-
     Dividends received. . . . . . . . . .       39,100     39,100     39,100
                                             ----------  ---------  ---------

Cash flows from financing activities-
     Purchase of treasury stock. . . . . .         -         -            -
                                             ----------  ---------  ---------
     Net increase (decrease) in cash . . .          922       (398)       821

Cash - beginning of year . . . . . . . . .       22,102     22,500     21,679
                                             ----------  ---------  ---------
Cash - end of year . . . . . . . . . . . .       23,024     22,102     22,500
                                             ----------  ---------  ---------
                                             ----------  ---------  ---------

Supplemental disclosures of cash
flow information:
     Cash paid for interest. . . . . . . .        -          -          -
                                             ----------  ---------  ---------
                                             ----------  ---------  ---------

     Cash paid for income taxes. . . . . .        -          -           -
                                             ----------  ---------  ---------
                                             ----------  ---------  ---------


                               THE REPUBLIC CORPORATION
                     Statement of Changes in Stockholders' Equity



(Note 11 Continued)
For the Three                       Additional                 Total
Year Ended               Capital     Paid in    Treasury    Contributed     Retained
December 31               Stock      Capital      Stock       Capital       Earnings
---------------------------------------------------------------------------------------
Balance at December
     31, 1994. . . . .   $356,844   $234,931    ($91,303)     $500,472       $ 7,796,210*
Net income . . . . . .       -          -           -             -              817,109

Additions to
     treasury stock. .       -          -           -             -                 -
                         --------   --------    --------      --------       ------------

Balance at December
     31, 1995. . . . .    356,844    234,931     (91,303)      500,472         8,613,319*

Net income. . . . . .        -          -           -             -              840,867

Additions to
     treasury stock. .       -          -           -             -                 -
                         --------   --------    --------      --------       ------------

Balance at December
     31, 1996. . . . .    356,844    234,931     (91,303)      500,472         9,454,186*

Net income. . . . . .        -          -           -             -            1,134,025

Additions to
     treasury stock. .       -          -           -             -                 -
                         --------   --------    --------      --------       ------------

Balance at December
     31, 1997            $356,844   $234,931    ($91,303)     $500,472       $10,588,211*
                         --------   --------    --------      --------       ------------
                         --------   --------    --------      --------       ------------



     *On December 31, 1994, 1995, 1996 and 1997 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $6,982,005, $7,797,300, $8,637,872 and 9,771,176 respectively.

12.  Contingent Liabilities and Commitments.

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1997, is as follows:


                                                                 National
                                                                  Amount
                                                                 ---------
     Commitments to extend credit                                3,796,000
     Standby letters of credit                                     451,000


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

                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements


13.  (Continued)

     -    LOANS

          The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 1997, these loans do not significantly impact the fair value of loans.


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

          The estimated fair value of the Company's financial instruments is as follows:


                                                    December 31, 1997
                                                  ---------------------
                                                  Carrying        Fair
                                                   Amount        Value
                                                  --------       -------
                                                      (In Thousands)
          Financial assets:
               Cash and due from banks            $ 3,467        $ 3,467
               Held-to-maturity securities         27,988         27,985
               Other Securities                        24             24
               Federal funds sold                  11,150         11,150
               Loans, net of allowance             78,538         78,636

          Financial liabilities:
               Deposits                           111,957        111,961


                       THE REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

13.  (Continued)

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

                              TERM OF     PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE           AGE  OFFICE             LAST FIVE YEARS
--------------           ---  --------  -------------------------------
Catherine G. Eisemann    71   34 Years  Catherine G. Eisemann has been a
                                        Director of The Republic Corporation for
                                        34 years.  Mrs. Eisemann was elected
                                        President of The Republic Corporation
                                        and began serving December 11, 1981.

J.E. Eisemann, IV        50   21 Years  J.E. Eisemann, IV has served as a
                                        Director on The Republic Corporation
                                        Board for 21 years.  Mr. Eisemann has
                                        been the Vice-President and Director of
                                        the Subsidiary Bank for approximately 20 years. Mr. Eisemann has served as the Chairman of the Board of The Republic
                                        Corporation and Chairman of the Board
                                        for the Subsidiary Bank for
                                        approximately 16 years.

Roger Dean Eisemann      43   15 Years  Roger Dean Eisemann was elected
                                        Secretary and began serving as a
                                        director of The Republic Corporation in
                                        July, 1982.

     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11.  Executive Compensation.

                  EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE


                                                   Annual Compensation
                                             ----------------------------------
Name & Principal Position                    Year        Salary         Bonus
-------------------------                    ----      ----------     ---------
J.E. Eisemann, IV Chairman of the            1997      $82,573(1)     $7,150(2)
     Board of the Company, Vice              1996       54,193(1)      3,881(2)
     President of the Company,               1995       52,716(1)      3,429(2)
     Chairman of the Board & Vice
     President of the Subsidiary Bank

Catherine Eisemann President of the          1997      $30,000           -0-
     Company                                 1996       30,000           -0-
                                             1995       30,000           -0-




                              Restricted      Stock
                                Stock        Options/    LTIP           All Other
Name & Principal Position       Awards       SARs(#)   Payouts($)     Compensation
-------------------------     ----------     --------  ----------     ------------
J.E. Eisemann, IV                -0-            -0-       -0-             -0-
     Chairman of the Board       -0-            -0-       -0-             -0-
     of the Company, Vice        -0-            -0-       -0-             -0-
     President of the
     Company, Chairman of
     the Board & Vice
     President of the
     Subsidiary Bank

Catherine Eisemann               -0-            -0-       -0-             -0-
     President of the            -0-            -0-       -0-             -0-
     Company                     -0-            -0-       -0-             -0-



(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $3,543 in 1995, $3,920 in 1996 and $6,500 in 1997.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $343 in 1995, $353 in 1996 and $650 in 1997.

                        STOCK OPTIONS/SAR GRANTS IN 1997-NONE
            AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 1997 AND OPTIONS/SAR
                         VALUES AS OF DECEMBER 31 1997 - NONE
                  LONG-TERM INCENTIVE PLANS - AWARDS IN 1997 - NONE
                              COMPENSATION OF DIRECTORS
               Director fees are not paid to directors of the Company.
                       EMPLOYMENT CONTRACTS AND TERMINATION OF
                            EMPLOYMENT ARRANGEMENTS - NONE
                      REPORT ON REPRICING OF OPTIONS/SARS - NONE

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


     (b)  Security ownership of management.
          The following schedule reflects security ownership of the officers and directors of The Subsidiary Bank:


                                                        Amount and
                                                        Nature of     Percent
          Name of Director                Title of      Beneficial       of
          or Officer                        Class       Ownership      Class
          ----------------              ------------    ----------    --------
          The Republic Corporation(1)   Common Stock      39,100       97.75
          Catherine G. Eisemann         Common Stock         100         .25
          J.E. Eisemann, IV             Common Stock         100         .25
          R. Dean Eisemann              Common Stock         100         .25
          Ralph Gagliardi               Common Stock         100         .25
          Opal Gahm                     Common Stock         100         .25
          Johnny Niccoli                Common Stock         100         .25
          Charles Latuda                Common Stock         100         .25
          John Davis                    Common Stock         100         .25
          James Cummings                Common Stock         100         .25


          (1) Catherine G. Eisemann owns 58.0424 percent of The Republic Corporation.

     (c)  Changes in control.

          The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13.  Certain relationships and related transactions.

          There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. A director was indebted to the subsidiary bank during 1997 on a loan made in the ordinary course of business made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility. At no time was the amount of the loan in excess of $60,000.

                                       PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a)  1.   The following financial statements and financial statement schedules are included in Part II of this report:

               Consolidated statements of the parent and subsidiary bank:

                    Accountant's Report. . . . . . . . . . . . .      21

                    Balance Sheets as of December
                         31, 1997 and 1996 . . . . . . . . . . .      22

                    Statements of Income - years ended
                         December 31, 1997, 1996 and 1995. .  . .     23

                    Statement of Cash Flows -
                         Years ended December 31,
                         1997, 1996 and 1995. . . . . . . . . . .     24-25

                    Statement of Changes in Stockholders'
                         Equity-years ended December 31,
                         1997, 1996 and 1995. . . . . . . . . . .     26

                    Notes to Financial Statements . . . . . . . .     27-40

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

               Exhibit
                 No.
               -------

                 3       The Republic Corporation, Articles of Incorporation and
                         By-Laws

               22(a) Subsidiary of the Registrant.

               The First National Bank in Trinidad, Colorado.
               Incorporated in Colorado

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 1997.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION




       /S/ J.E. Eisemann, IV            Chairman of the            3-19-98
-----------------------------------     Board, Director,         -----------
J.E. Eisemann, IV                       Chief Executive             Date
                                        Officer, Chief
                                        Financial and
                                        Accounting Officer



Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                               Title                    Date
---------                               -----                    ----


       /S/ J.E. Eisemann, IV            Chairman of the            3-19-98
-----------------------------------     Board, Director,         -----------
J.E. Eisemann, IV                       Chief Executive
                                        Officer, Chief
                                        Financial and
                                        Accounting Officer



     /S/ Catherine G. Eisemann          President of the           3-19-98
-----------------------------------     Board and a Director     -----------
      Catherine G. Eisemann

                               SUPPLEMENTAL INFORMATION



The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.