Form 10-Q
period 1998-03-31
REPUBLIC CORP /TX/
filed 1998-05-11
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Three Months Ended March 31, 1998.        Commission file Number 0-8597
                                                   -----------------------------

                            THE REPUBLIC CORPORATION
                            ------------------------

Texas                                                             74-0911766
-----                                                             ----------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx          77277
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
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

                                                                YES  X.  NO   .
                                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


Common Stock, $1.00 par value                    Shares  356,844
-----------------------------
                                                 Outstanding at March 31,
                                                 1998, (excluding 23,119
                                                 shares held as treasury
                                                 shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets
                        December 31, 1997, and March 31, 1998.               1

                    Consolidated Statements of Income for the three
                        months Ended March 31, 1997 and 1998.                2

                    Consolidated Statements of Cash Flows for the
                        three months Ended March 31, 1997 and 1998.          3

                    Notes to Financial Statements                            4

           Item 2.  Management's Discussion and Analysis                     5-9

Part II.  Other Information                                                  10

Signatures                                                                   11


                            REPUBLIC CORPORATION AND SUBSIDIARY
                                      Balance Sheet


                                                                       March 31           December 31
                                                                         1998                1997
-------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . .       $   3,923,873        $  3,467,302
Investment securities:
  Held-to-maturity
    Market value at  3-31-98 27,979,405
                             ----------
    Market value at 12-31-97 27,985,306. . . . . . . . . . .          27,976,106          27,988,290
                             ----------
  Available-for-sale
    Market value at 3-31-98      24,000
                             ----------
    Market value at 12-31-97     24,000. . . . . . . . . . .              24,000              24,000
                             ----------                            -------------       -------------
                                                                   $  31,923,979       $  31,479,592

Loans          . . . . . . . . . . . . . . . . . . . . . . .          82,012,081          79,608,471
  Plus: Uncollected earned interest. . . . . . . . . . . . .             614,600             653,441
  Less: Allowance for losses . . . . . . . . . . . . . . . .          (1,080,000)         (1,070,000)
  Net loans and other receivables. . . . . . . . . . . . . .          81,546,681          79,191,912
                                                                   -------------       -------------
Federal funds sold . . . . . . . . . . . . . . . . . . . . .           8,875,000          11,150,000
Property, equipment and vehicles (net) . . . . . . . . . . .           2,164,609           1,842,555
Other real estate. . . . . . . . . . . . . . . . . . . . . .             133,068               9,000
Goodwill       . . . . . . . . . . . . . . . . . . . . . . .             436,079             436,079
Other assets   . . . . . . . . . . . . . . . . . . . . . . .             194,997           1,080,644
                                                                   -------------       -------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . .       $ 125,274,413       $ 125,189,782
                                                                   -------------       -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
  Demand (non-interest bearing). . . . . . . . . . . . . . .       $  17,494,662       $  14,999,271
  Savings, time and demand (Interest-bearing). . . . . . . .          94,826,674          96,958,122
                                                                   -------------       -------------
                                                                   $ 112,321,336       $ 111,957,393

Accounts payable and accrued interest payable. . . . . . . .           1,164,752           1,153,610
Accrued taxes payable. . . . . . . . . . . . . . . . . . . .             170,651             747,184
                                                                   -------------       -------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . .        $113,656,739        $113,858,187
                                                                   -------------       -------------

Minority Interest in Consolidated Subsidiary . . . . . . . .             249,426             242,912
                                                                   -------------       -------------

Stockholders'Equity
  Common stock (par value $1; 750,000 shares
  authorized, 356,844 shares issued including
  stock held in treasury). . . . . . . . . . . . . . . . . .             356,844             356,844
Additional paid-in capital . . . . . . . . . . . . . . . . .             234,931             234,931
Less cost of treasury stock (23,119 shares at 3-31-98 and
  23,119 at 12-31-97). . . . . . . . . . . . . . . . . . . .             (91,303)            (91,303)
                                                                   -------------       -------------
    Total contributed capital. . . . . . . . . . . . . . . .             500,472             500,472
                                                                   -------------       -------------
Retained earnings. . . . . . . . . . . . . . . . . . . . . .          10,867,776          10,588,211
                                                                   -------------       -------------
Net Unrealized Gain (Loss) on Securities
  Available-for-Sale (Net of Taxes). . . . . . . . . . . . .                 -0-                 -0-
    Stockholders'equity. . . . . . . . . . . . . . . . . . .          11,368,248          11,088,683
                                                                   -------------       -------------
  Total liabilities and stockholders equity. . . . . . . . .        $125,274,413        $125,189,782
                                                                   -------------       -------------


The accompanying note is an integral part of these financial statements.

                                          (1)

                            REPUBLIC CORPORATION AND SUBSIDIARY
                                   Statement of Income


                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                  March 31        March 31
                                                                                    1998            1997
Interest Income:
     Interest and fees on loans. . . . . . . . . . . . . . . . . . . . . .      $1,774,918       $1,597,147
     Interest on funds sold and securities
          purchased under agreement to resell. . . . . . . . . . . . . . .         136,806          379,676
     Interest and dividends on investments
          Securities of U.S. Government and
               government agencies . . . . . . . . . . . . . . . . . . . .         380,324          136,649
          Obligations of states, political
               subdivisions and other obligations
               secured by the government . . . . . . . . . . . . . . . . .             -0-              -0-
                                                                                ----------       ----------
          Total interest on investments. . . . . . . . . . . . . . . . . .         517,130          516,325
                                                                                ----------       ----------
          Total interest income. . . . . . . . . . . . . . . . . . . . . .      $2,292,048       $2,113,472
                                                                                ----------       ----------

Interest expense:
     Interest on deposits. . . . . . . . . . . . . . . . . . . . . . . . .       1,126,873        1,017,458
                                                                                ----------       ----------
          Total Interest expense . . . . . . . . . . . . . . . . . . . . .       1,126,873        1,017,458
                                                                                ----------       ----------
          Net interest income. . . . . . . . . . . . . . . . . . . . . . .       1,165,175       1,096,014
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . .         (48,358)       (100,914)
                                                                                ----------       ----------
     Net interest income after provision for
          loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,116,817         995,100
                                                                                ----------       ----------
Other income:
     Service charges on deposit accounts . . . . . . . . . . . . . . . . .          49,120          45,353
     Other service charges, commission and fees. . . . . . . . . . . . . .          56,822          55,910
     Gain on sale of securities. . . . . . . . . . . . . . . . . . . . . .             -0-             -0-
     Net income- other real estate . . . . . . . . . . . . . . . . . . . .             -0-          20,606
     Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,550          14,235
                                                                                ----------       ----------
          Total other income . . . . . . . . . . . . . . . . . . . . . . .         119,492         136,104
                                                                                ----------       ----------
Other expenses:
     Salaries and wages. . . . . . . . . . . . . . . . . . . . . . . . . .         331,851         290,763
     Employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . .          72,714          65,658
     Net occupancy expenses. . . . . . . . . . . . . . . . . . . . . . . .          59,464          52,293
     Furniture and equipment expenses. . . . . . . . . . . . . . . . . . .          34,731          17,385
     Depreciation other than rental property . . . . . . . . . . . . . . .          37,433          35,211
     Net cost-other real estate. . . . . . . . . . . . . . . . . . . . . .             -0-             -0-
     Computer service center . . . . . . . . . . . . . . . . . . . . . . .          46,389          40,376
     FDIC-insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,401           6,021
     Professional services . . . . . . . . . . . . . . . . . . . . . . . .          33,846          31,148
     Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,387          12,553

     Other operating expenses. . . . . . . . . . . . . . . . . . . . . . .         160,014         158,016
                                                                                ----------       ----------
          Total other expenses . . . . . . . . . . . . . . . . . . . . . .         793,230         709,424
                                                                                ----------       ----------
          Income before income taxes . . . . . . . . . . . . . . . . . . .         443,079         421,780
     Less applicable income taxes (Current). . . . . . . . . . . . . . . .         157,000         184,000
                                                                                ----------       ----------
          Income before reduction for minority interest. . . . . . . . . .         286,079         237,780
     Less minority interest income (loss). . . . . . . . . . . . . . . . .           6,514           5,417
                                                                                ----------       ----------
          Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $279,565       $ 232,363
                                                                                ----------       ----------
          Earnings per share . . . . . . . . . . . . . . . . . . . . . . .            $.84            $.70
                                                                                ----------       ----------


The accompanying note is an integral part of these financial statements.

                                                          (2)


                                             REPUBLIC CORPORATION AND SUBSIDIARY
                                                   Statement of Cash Flows


                                                                                          Three Months Ended
                                                                                       March 31           March 31
                                                                                         1998               1997
---------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     279,565      $    232,363
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .            50,586            46,188
               Provision for loan losses . . . . . . . . . . . . . . . . . . .            48,358           100,914
               Amortization (accretion) of discounts and
                    Premium. . . . . . . . . . . . . . . . . . . . . . . . . .          (198,616)            2,388
               Other real estate gains/net . . . . . . . . . . . . . . . . . .               -0-           (20,606)
               Investment securities gains/net . . . . . . . . . . . . . . . .               -0-               -0-
               Loss on sale of subsidiary stock. . . . . . . . . . . . . . . .               -0-               -0-
               Re-appraisal - other real estate. . . . . . . . . . . . . . . .               -0-            12,500
               (Decrease) increase in interest payable . . . . . . . . . . . .           417,568           106,278
               (Increase) decrease in interest receivable  . . . . . . . . . .            38,841            23,563
               (Increase) decrease in other assets . . . . . . . . . . . . . .           885,647           682,932
               Increase (decrease) in other liabilities. . . . . . . . . . . .          (976,445)         (360,297)
                                                                                   -------------      ------------
Total adjustments    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           265,939           593,860
                                                                                   -------------      ------------
Net cash provided by (used in) operating activities. . . . . . . . . . . . . .           545,504           826,223
                                                                                   -------------      ------------
Cash flows from investing activities
     Proceeds from sale of subsidiary stock. . . . . . . . . . . . . . . . . .               -0-               -0-
     Proceeds from sales of investment securities. . . . . . . . . . . . . . .               -0-               -0-
     Proceeds from maturities of investment securities . . . . . . . . . . . .        16,000,000               -0-
     Purchase of investment securities . . . . . . . . . . . . . . . . . . . .       (15,789,200)              -0-
     Loans made to customers net cash activity . . . . . . . . . . . . . . . .        (2,566,036)       (1,200,052)
     Capital expenditure . . . . . . . . . . . . . . . . . . . . . . . . . . .          (372,640)          (23,523)
     Proceeds from sale of other real estate . . . . . . . . . . . . . . . . .               -0-            23,007
                                                                                   -------------      ------------
Net cash provided by (used in) investing activities. . . . . . . . . . . . . .        (2,727,876)       (1,200,568)
                                                                                   -------------      ------------
Cash flows from financing activities
     Net increase (decrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit . . . . . . . . . .           363,943         3,518,191
Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .               -0-               -0-
                                                                                   -------------      ------------
Net cash provided by (used in) financing . . . . . . . . . . . . . . . . . . .           363,943         3,518,191
                                                                                   -------------      ------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .        (1,818,429)        3,143,846
                                                                                   -------------      ------------
Cash and cash equivalents at beginning of year:
     Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .         3,467,302         3,273,580
     Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,150,000        27,125,000
                                                                                   -------------      ------------
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . .        14,617,302        30,398,580
                                                                                   -------------      ------------
Cash and cash equivalents at March 31
     Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .         3,923,873         2,792,426
     Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,875,000        30,750,000
                                                                                   -------------      ------------
Cash and cash equivalents at March 31. . . . . . . . . . . . . . . . . . . . .     $  12,798,873      $ 33,542,426
                                                                                   -------------      ------------
                                                                                   -------------      ------------
Supplemental disclosures of cash flow information:
     Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . .           709,305           911,180
     Cash paid for income tax. . . . . . . . . . . . . . . . . . . . . . . . .               -0-               -0-


The accompanying note is an integral part of these financial statements.


                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 1998


Note 1 -- Basis of Preparation and Presentation
          -------------------------------------

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

     Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.




                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
-------------
     Total loans placed on nonaccrual declined from year end levels in the two previous periods as a result of foreclosures and one upgrade on an agricultural account. Restructured loan totals remain high due to continued below market interest rates on selected agricultural credits recently impacted by severe winter weather.


                             Table 1  PROBLEM ASSETS
                             -----------------------

(dollars in thousand)               March 31             December 31
                                    --------       -----------------------
                                      1998         1997      1996     1995
Nonaccrual loans                     $   593     $  809    $  759    $ 183
Past-due loans (over 90 days)            -0-        -0-       -0-      -0-
Restructured loans                     2,469      2,465     2,148      593
                                     -------     ------    ------    -----
     Total problem loans             $ 3,062     $3,274    $2,907    $ 776
Foreclosed assets
     Real estate                         133          9       300      -0-
     In-substance foreclosures           -0-        -0-       -0-      -0-
     Other                                12          5        34      -0-
                                     -------     ------    ------    -----
          Total Problem Assets       $ 3,207     $3,288    $3,241    $ 776
Total problem loans as
     a percentage of total loans         3.7%       4.1%      4.1%     1.2%
Total problem assets as a
     percentage of total loans
     and foreclosed assets               3.9%       4.1%      4.5%     1.2%


                          Table 2  LOAN CONCENTRATIONS
                          ----------------------------

(dollars in thousands)
                                       March 31        December 31
                                       --------     ----------------
                                         1998       1997       1996
Commercial                             $  5,953    $ 5,762    $ 5,716
Agricultural                              3,734      3,459      3,787
Real Estate-Construction                  2,425      1,960      3,087
Real Estate-Mortgage                     61,226     59,562     50,228
Installment loans to Individuals          8,674      8,865      8,775
                                       --------    -------    -------
     Totals                             $82,012    $79,608    $71,593





                                       (5)

SOURCES AND USES OF FUNDS
-------------------------

     Deposit growth for the first quarter of 1998 was $363,943, substantially lower than the $3,518,191 growth in the same period last year. Loan growth, however, was more than twice the level experienced last year and was largely funded by a decrease in cash equivalents. (Please see Statement of Cash Flows, P-3).


LIQUIDITY
---------

     The brisk loan growth experienced in the current period, coupled with the absence of significant deposit growth, has caused a decline in the percentage of liabilities held in liquid assets. Cash and due from banks, federal funds sold and short term securities represented 35.9% of total liabilities on March 31, 1998, compared with 37.4% at the end of the year ago period. (Please see Balance Sheet, P-1).


INTEREST RATE SENSITIVITY MANAGEMENT
------------------------------------

     Near term bank earnings are most at risk in a scenario of significantly higher interest rates. The excess accumulation of interest bearing liabilities which reprice in three months or less will cause inerest cost to outstrip any revenue increase in a rising rate environment. The inverse would occur in an environment of declining rates. (Please see Table 3, P-7).



                                       (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT
                         ------------------------------------


                            Table 3  - REPRICING SCHEDULE
                                      3-31-98

                                                3 MO          3-12        1-5       OVER
                                               OR LESS       MONTHS      YEARS     5 YEARS
                                               -------       ------      -----     -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                         13,909       31,312      35,883       308

Federal Funds Sold                               8,875          -0-         -0-       -0-

Taxable Securities **                           16,000       12,000         -0-       -0-

Municipal Bonds                                    -0-          -0-         -0-       -0-

     TOTAL                                      38,784       43,312      35,883       308


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                    23,011       27,789       4,468       -0-

NOW Accounts                                     1,674          -0-         -0-       -0-

Super NOW Accounts                              18,534          -0-         -0-       -0-

Savings Accounts                                 9,372          -0-         -0-       -0-

MMDA Accounts                                    9,979          -0-         -0-       -0-

     TOTAL                                      62,570       27,789       4,468       -0-

Interest Rate Sensitivity Gap                  (23,786)      15,523      31,415       308

Cumulative Interest Rate
     Sensitivity Gap                           (23,786)      (8,263)     23,152    23,460


     * Does not include $593,000 in nonaccruing loans or overdrawn demand deposits of $7,000
     **  Does not include $24,000 in Federal Reserve Bank stock

                                       (7)

INVESTMENT SECURITIES
---------------------


                                               Table 4
                                               -------

                                                       CARRYING     UNREALIZED   UNREALIZED     MARKET
                                                        VALUE          GAINS       LOSSES        VALUE
                                                      ----------    ----------   ----------   -----------
March 31, 1998
--------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities                         12,022,950         3,300          --     12,026,250
     Other                                            15,953,156            --          --     15,953,155
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                 --            --          --            --
     Other                                                24,000            --          --         24,000
                                                      ----------    ----------   ----------   -----------
                                                      28,000,106         3,300          --     28,003,405
                                                      ----------    ----------   ----------   -----------
December 31, 1997
-----------------
(1) Held-to-Maturity:
     U.S. Treasury Securities                         12,036,450            --       2,700     12,033,750
     Other                                            15,951,840            --         284     15,951,556
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                 --            --          --             --
     Other                                                24,000            --          --         24,000
                                                      ----------    ----------   ----------   -----------
                                                      28,012,290                     2,984     28,009,306
                                                      ----------    ----------   ----------   -----------
December 31, 1996
-----------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities                         10,006,368            --      21,993      9,984,375
     Other                                                    --            --          --             --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                 --            --          --             --
     Other                                                24,000            --                     24,000
                                                      ----------    ----------   ----------   -----------
                                                      10,030,368            --      21,993     10,008,375
                                                      ----------    ----------   ----------   -----------


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

                                       (8)

CAPITALIZATION:
---------------

     Retained earnings growth in the absence of total asset growth, in spite of a significant migration from low risk investments into higher risk loan categories, has caused continued growth in risk based and leverage capital ratios. (Please see Table 5, P-9 and Balance Sheet, P-1).


                                Table 5 - CAPITAL
                                -----------------

                                            *March 31    December
                                            ---------    --------
                                               1998        1997
Tier 1 risk-based capital
     (minimum is 4%)                           15.65%     15.34%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                           16.90%     16.60%

Tier 1 leverage (minimum is 3%)                 8.88%      8.66%


        *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

     Net interest income was higher in the current period due to loan growth and the conversion of low yielding, short term invested funds into higher yielding loan balances. This has occurred in spite of higher total deposit costs and lower offering rates on home mortgage loans in the current period. (Please see Statement of Income, P-2).

OTHER INCOME AND EXPENSE
------------------------

     The provision for loan losses is lower in the current period due to lower charge-off activity and lower risk in the loan portfolio.

     Non interest income was comparable to the prior period if gains on real estate are eliminated.

     Non interest expenses were significantly higher in the current period due to growth factors such as increases in staffing and facilities renovation and expansion. (Please see Statement of Income, P-2).


                                       (9)

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          not applicable

Item 2.   Changes in Securities
          ---------------------

          not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          not applicable

Item 5.   Other Information
          -----------------

          not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a).  Exhibits
               none

          b). No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                      (10)


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      THE REPUBLIC CORPORATION



Date: May 5, 1998                                     /S/ J. Ed Eisemann, IV
                                                      -------------------------
                                                      Chairman of the Board




Date: May 5, 1998                                     /S/ Catherine G. Eisemann
                                                      -------------------------
                                                      Director

                                      (11)