Form 10-Q
period 1998-06-30
REPUBLIC CORP /TX/
filed 1998-07-24
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 1998.            Commission file Number 0-8597
                                                   -----------------------------

                               THE REPUBLIC CORPORATION
                               ------------------------

TEXAS                                                             74-0911766
-----                                                             ----------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, TX       77277
-------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
                                                   ------------------

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

                                  YES  X.  NO    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of


Common Stock, $1.00 par value                                 Shares 356,844
-----------------------------                                       ---------
                                                         Outstanding at June 30,
                                                         1998, (including 23,119
                                                         shares held as treasury
                                                         shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q




                                                                           PAGE
                                                                           ----
Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                    December 31, 1997, and June 30, 1998.                     1

                 Consolidated Statements of Income for the three months
                     and six months ended June 30, 1997 and 1998.             2

                 Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1997 and 1998.                            3

                 Notes to Financial Statements                                4

         Item 2. Management's Discussion and Analysis                       5-9

Part II.         Other Information                                           10

Signatures                                                                   11

                      REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheet

                                                            JUNE 30      DECEMBER 31
                                                             1998           1997
-------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand). . . . . . . . . . . .  $  4,670,535    $  3,467,302
Investment securities:
     Held-to-maturity
          Market value at  6-30-98 25,987,593
                                   ----------
          Market value at 12-31-97 27,985,306 . . . . .    25,974,393      27,988,290
                                   ----------
     Available-for-sale
          Market value at  6-30-98     24,000
                                   ----------
          Market value at 12-31-97     24,000 . . . . .        24,000          24,000
                                   ----------            ------------    ------------
                                                         $ 30,668,928    $ 31,479,592

Loans . . . . . . . . . . . . . . . . . . . . . . . . .    86,325,658      79,608,471
     Plus: Uncollected earned interest  . . . . . . . .       735,699         653,441
     Less: Allowance for losses . . . . . . . . . . . .    (1,118,398)     (1,070,000)
     Net loans and other receivables. . . . . . . . . .    85,942,959      79,191,912
                                                         ------------    ------------
Federal funds sold  . . . . . . . . . . . . . . . . . .     8,600,000      11,150,000
Property, equipment and vehicles (net). . . . . . . . .     2,340,726       1,842,555
Other real estate . . . . . . . . . . . . . . . . . . .        73,054           9,000
Goodwill. . . . . . . . . . . . . . . . . . . . . . . .       436,079         436,079
Other assets. . . . . . . . . . . . . . . . . . . . . .       813,250       1,080,644
                                                         ------------    ------------
     Total assets . . . . . . . . . . . . . . . . . . .  $128,874,996    $125,189,782
                                                         ------------    ------------
                                                         ------------    ------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing). . . . . . . . . . .  $ 19,755,713    $ 14,999,271
     Savings, time and demand (Interest-bearing). . . .    95,721,162      96,958,122
                                                         ------------    ------------
                                                         $115,476,875    $111,957,393

Accounts payable and accrued interest payable . . . . .     1,064,992       1,153,610
Accrued taxes payable . . . . . . . . . . . . . . . . .       390,152         747,184
                                                         ------------    ------------

     Total liabilities. . . . . . . . . . . . . . . . .  $116,932,019    $113,858,187
                                                         ------------    ------------
Minority Interest in Consolidated Subsidiary. . . . . .       257,091         242,912
                                                         ------------    ------------

Stockholders'Equity
     Common stock (par value $1;   750,000 shares
     authorized, 356,844 shares issued including
     stock held in treasury). . . . . . . . . . . . . .       356,844         356,844
Additional paid-in capital. . . . . . . . . . . . . . .       234,931         234,931
Less cost of treasury stock (23,119 shares at
     6-30-98 and 23,119 at 12-31-97). . . . . . . . . .       (91,303)        (91,303)
                                                         ------------    ------------
          Total contributed capital.  . . . . . . . . .       500,472         500,472
                                                         ------------    ------------
Retained earnings . . . . . . . . . . . . . . . . . . .    11,185,414      10,588,211
                                                         ------------    ------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes). . . . . . . . .           -0-             -0-
          Stockholders'equity . . . . . . . . . . . . .    11,685,886      11,088,683
                                                         ------------    ------------
     Total liabilities and stockholders equity, . . . .  $128,874,996    $125,189,782
                                                         ------------    ------------
                                                         ------------    ------------

The accompanying note is an integral part of these financial statements.

                                      (1)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                                 Statement of Income

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   --------------------------     -------------------------
                                                                    June 30         June 30        June 30        June 30
                                                                      1998            1997           1998           1997
Interest Income
     Interest and fees on loans . . . . . . . . . . . . . . . .    $1,909,769      $1,667,366     $3,684,687     $3,264,513
     Interest on funds sold and securities
          purchased under agreement to resell . . . . . . . . .       156,246         310,872        293,052        690,548
     Interest and dividends on investments
          Securities of U.S. Government and
               government agencies. . . . . . . . . . . . . . .       361,454         254,693        741,778        391,342
          Obligations of states, political
               subdivisions and other obligations
               secured by the government. . . . . . . . . . . .           -0-             -0-            -0-            -0-
                                                                   ----------      ----------     ----------     ----------
          Total interest on investments . . . . . . . . . . . .       517,700         565,565      1,034,830      1,081,890
                                                                   ----------      ----------     ----------     ----------
          Total inte rest income. . . . . . . . . . . . . . . .     2,427,469       2,232,931      4,719,517      4,346,403
                                                                   ----------      ----------     ----------     ----------
Interest expense:
     Interest on deposits . . . . . . . . . . . . . . . . . . .     1,118,535       1,097,086      2,245,408      2,114,544
                                                                   ----------      ----------     ----------     ----------
          Total Interest expense. . . . . . . . . . . . . . . .     1,118,535       1,097,086      2,245,408      2,114,544
                                                                   ----------      ----------     ----------     ----------
     Net interest income. . . . . . . . . . . . . . . . . . . .     1,308,934       1,135,845      2,474,109      2,231,859
Provision for loan losses . . . . . . . . . . . . . . . . . . .       (69,823)        (41,875)      (118,181)      (142,789)
                                                                   ----------      ----------     ----------     ----------
     Net interest income after provision for
          loan losses . . . . . . . . . . . . . . . . . . . . .     1,239,111       1,093,970      2,355,928      2,089,072
                                                                   ----------      ----------     ----------     ----------
Other income:
     Service charges on deposit accounts. . . . . . . . . . . .        50,845          47,749         99,965         93,102
     Other service charges, commission and fees . . . . . . . .        63,083          62,103        119,905        118,013
     Gain on sale of securities . . . . . . . . . . . . . . . .           -0-             -0-            -0-            -0-
     Net income- other real estate. . . . . . . . . . . . . . .        33,277           9,564         33,277         30,170
     Other income . . . . . . . . . . . . . . . . . . . . . . .        17,859          33,353         31,409         47,588
                                                                   ----------      ----------     ----------     ----------
           Total other income . . . . . . . . . . . . . . . . .       165,064         152,769        284,556        288,873
                                                                   ----------      ----------     ----------     ----------
Other expenses:
     Salaries and wages . . . . . . . . . . . . . . . . . . . .       353,257         289,923        685,108        580,686
     Employee benefits  . . . . . . . . . . . . . . . . . . . .        87,656          67,673        160,370        133,331
     Net occupancy expenses . . . . . . . . . . . . . . . . . .        73,573          46,564        133,037         98,857
     Furniture and equipment expenses . . . . . . . . . . . . .        18,402          15,381         53,133         32,766
     Depreciation other than rental property. . . . . . . . . .        50,980          35,163         88,413         70,374
     Net cost-other real estate . . . . . . . . . . . . . . . .           -0-             -0-            -0-            -0-
     Computer service center. . . . . . . . . . . . . . . . . .        56,379          38,766        102,768         79,142
     FDIC-insurance . . . . . . . . . . . . . . . . . . . . . .        10,023             -0-         13,424          6,021
     Professional services. . . . . . . . . . . . . . . . . . .        33,960          51,508         67,806         82,656
     Advertising        . . . . . . . . . . . . . . . . . . . .        29,847          14,021         43,234         26,574

     Other operating expenses . . . . . . . . . . . . . . . . .       156,795         141,840        316,809        299,856
                                                                   ----------      ----------     ----------     ----------
          Total other expenses. . . . . . . . . . . . . . . . .       870,872         700,839      1,664,102      1,410,263
                                                                   ----------      ----------     ----------     ----------
          Income before inco me taxes . . . . . . . . . . . . .       533,303         545,900        976,382        967,680
     Less applicable income taxes (Current) . . . . . . . . . .       208,000         192,000        365,000        376.000
                                                                   ----------      ----------     ----------     ----------
          Income before reduction for minority interest . . . .       325,303         353,900        611,382        591,680
     Less minority interest income (loss) . . . . . . . . . . .         7,665           8,248         14,179         13,665
                                                                   ----------      ----------     ----------     ----------
          Net income    . . . . . . . . . . . . . . . . . . . .    $  317,638      $  345,652     $  597,203     $  578,015
                                                                   ----------      ----------     ----------     ----------
                                                                   ----------      ----------     ----------     ----------
          Earnings per share. . . . . . . . . . . . . . . . . .    $      .95      $     1.04     $     1.79     $     1.73
                                                                   ----------      ----------     ----------     ----------
                                                                   ----------      ----------     ----------     ----------

The accompanying note is an integral part of these financial statements.

                                      (2)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Cash Flows

                                                                                       SIX MONTHS ENDED
                                                                                 JUNE 30           JUNE 30
                                                                                  1998               1997
-------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $    597,203       $    578,015
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation . . . . . . . . . . . . . . . . . . . . . . . .       122,037             93,552
               Provision for loan losses. . . . . . . . . . . . . . . . . .       118,181            142,789
               Amortization (accretion) of discounts and
                    Premium . . . . . . . . . . . . . . . . . . . . . . . .      (377,597)          (112,488)
               Other real estate gains/net  . . . . . . . . . . . . . . . .       (33,277)           (30,172)
               Investment securities gains/net. . . . . . . . . . . . . . .           -0-                -0-
               Re-appraisal - other real estate . . . . . . . . . . . . . .           -0-             12,500
               (Decrease) increase in interest payable  . . . . . . . . . .       317,808            199,286
               (Increase) decrease in interest receivable . . . . . . . . .       (82,258)           (71,569)
               (Increase) decrease in other assets. . . . . . . . . . . . .       267,394            251,131
               Increase (decrease) in other liabilities . . . . . . . . . .      (749,279)          (147,326)
                                                                             ------------       ------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (416,991)           337,703
                                                                             ------------       ------------
Net cash provided by (used in) operating activities . . . . . . . . . . . .       180,212            915,718
                                                                             ------------       ------------
Cash flows from investing activities
     Proceeds from sales of investment securities . . . . . . . . . . . . .           -0-                -0-
     Proceeds from maturities of investment securities. . . . . . . . . . .    32,000,000         17,000,000
     Purchase of investment securities. . . . . . . . . . . . . . . . . . .   (29,608,507)       (34,762,586)
     Loans made to customers net cash activity. . . . . . . . . . . . . . .    (6,831,695)        (4,033,640)
     Capital expenditure. . . . . . . . . . . . . . . . . . . . . . . . . .      (620,208)           (32,798)
     Proceeds from sale of other real estate. . . . . . . . . . . . . . . .        13,949             67,229
                                                                             ------------       ------------
Net cash provided by (used in) investing activities . . . . . . . . . . . .    (5,046,463)       (21,761,795)
                                                                             ------------       ------------
Cash flows from financing activities
     Net increase (descrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit. . . . . . . . .     3,519,482          6,670,808
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .           -0-                -0-
                                                                             ------------       ------------
Net cash provided by (used in) financing. . . . . . . . . . . . . . . . . .     3,519,482          6,670,808
                                                                             ------------       ------------
Net increase (descrease) in cash and cash equivalents . . . . . . . . . . .    (1,346,767)       (14,175,269)
                                                                             ------------       ------------

 Cash and cash equivalents at beginning of year:
     Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . .     3,467,302          3,273,580
     Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . .    11,150,000         27,125,000
                                                                             ------------       ------------
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . .    14,617,302         30,398,580
                                                                             ------------       ------------
Cash and cash equivalents at June 30, 1998
     Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . .     4,670,535          3,098,311
     Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . .     8,600,000         13,125,000
                                                                             ------------       ------------
Cash and cash equivalents at June 30, 1998. . . . . . . . . . . . . . . . .  $ 13,270,535       $ 16,223,311
                                                                             ------------       ------------
                                                                             ------------       ------------
Supplemental disclosures of cash flow information:
     Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .     1,927,599          1,915,258
     Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . .       374,414            312,814


The accompanying note is an integral part of these financial statements.

                                      (3)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


                                 June 30, 1998


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


                                      (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

      Non-accrual loans declined over the first half of 1998 as a result of foreclosures on loans secured by real property and as a result of one larger loan being placed on accrual status. Restructured loans declined over the same period and the three remaining are agricultural purpose loans that will likely be repriced to prevailing levels within a year.



                                                    TABLE 1  PROBLEM ASSETS

(dollars in thousands)                                            JUNE 30                  DECEMBER 31
                                                                  -------         -----------------------------
                                                                   1998           1997        1996        1995
Nonaccrual loans                                                 $   472        $  809       $  759      $ 183
Past-due loans (over 90 days)                                        -0-           -0-          -0-        -0-
Restructured loans                                                   787         2,465        2,148        593
                                                                 -------        ------        ------     -----
     Total problem loans                                         $ 1,259        $3,274       $2,907      $ 776
Foreclosed assets
     Real estate                                                      73             9          300        -0-
     In-substance foreclosures                                       -0-           -0-          -0-        -0-
     Other                                                             6             5           34        -0-
                                                                 -------        ------        ------     -----
             Total Problem Assets                                $ 1,338        $3,288       $3,241      $ 776
Total problem loans as
     a percentage of total loans                                    1.46%          4.1%         4.1%       1.2%
Total problem assets as a
     percentage of total loans
     and foreclosed assets                                          1.55%          4.1%         4.5%       1.2%


                                                   TABLE 2  LOAN CONCENTRATIONS


(dollars in thousands)                                            JUNE 30                  DECEMBER 31
                                                                  -------         -----------------------------
                                                                   1998              1997              1996
Commercial                                                       $ 6,516           $ 5,762           $ 5,716
Agricultural                                                       4,213             3,459             3,787
Real Estate-Construction                                           3,273             1,960             3,087
Real Estate-Mortgage                                              63,275            59,562            50,228
Installment loans to Individuals                                   9,048             8,865             8,775
                                                                 -------           -------           -------
     Totals                                                      $86,325           $79,608           $71,593










                                         (5)

SOURCES AND USES OF FUNDS

     Deposit growth, and to a similar extent reduction in cash and cash equivalents, substantially funded the $6,831,695 growth in outstanding loans in the current period. This contrasted with the prior-year period wherein deposit growth was higher and loan growth lower. (Please see Statement of Cash Flows, P-3 and Balance Sheet, P-1).

LIQUIDITY

     Liquidity declined in the first six months of 1998. Cash and due from banks, federal funds sold and short term securities represented 33.56% of total liabilities on June 30, 1998, compared with 37.42% on December 31, 1997. Loan growth in excess of deposit growth is the primary reason for the decline.

INTEREST RATE SENSITIVITY MANAGEMENT

     Near term bank earnings are most at risk if market interest rates increase. A parallel shift of 200 basis points on the upside would cause a 20% decrease in budgeted, after tax net income for 1998, based upon the asset and liability mix depicted in Table 3 on Page 7.





                                         (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT

                            Table 3  - REPRICING SCHEDULE
                                       6-30-98


                                                                  3 MO          3-12            1-5         OVER
                                                                 OR LESS       MONTHS          YEARS       5 YEARS
                                                                ---------     ---------      ---------    --------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                                            9,216         32,615         43,582         414

Federal Funds Sold                                                 8,600            -0-            -0-         -0-

Taxable Securities **                                             26,000            -0-            -0-         -0-

Municipal Bonds                                                      -0-            -0-            -0-         -0-

     TOTAL                                                        43,816         32,615         43,582         414


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                                      22,107         27,276          5,830         -0-

NOW Accounts                                                       1,693            -0-            -0-         -0-

Super NOW Accounts                                                18,391            -0-            -0-         -0-

Savings Accounts                                                   9,371            -0-            -0-         -0-

MMDA Accounts                                                     11,056            -0-            -0-         -0-

     TOTAL                                                        62,618         27,276          5,830         -0-

Interest Rate Sensitivity Gap                                    (18,802)         5,339         37,752         414

Cumulative Interest Rate
     Sensitivity Gap                                             (18,802)       (13,463)        24,289      24,703



     * Does not include $472,000 in nonaccruing loans or overdrawn demand deposits of $27,000
     **  Does not include $24,000 in Federal Reserve Bank stock



                                         (7)

INVESTMENT SECURITIES
                                                            TABLE 4

                                                                 CARRYING       UNREALIZED     UNREALIZED       MARKET
                                                                  VALUE            GAINS         LOSSES          VALUE
                                                                -----------     ----------     ----------     ----------
JUNE 30, 1998
(1)  Held-to-Maturity:
     U.S. Treasury Securities                                    12,009,300        13,200            --       12,022,500
     Other                                                       13,965,093            --            --       13,965,093

(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                            --            --            --               --
     Other                                                           24,000            --            --          24,000
                                                                -----------     ----------     ----------     ----------
                                                                 25,998,393        13,200            --       26,011,593
                                                                -----------     ----------     ----------     ----------
                                                                -----------     ----------     ----------     ----------
DECEMBER 31, 1997
(1) Held-to-Maturity:
     U.S. Treasury Securities                                    12,036,450            --         2,700       12,033,750
     Other                                                       12,951,840            --           284       15,951,556

(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                            --            --            --               --
     Other                                                           24,000            --            --           24,000
                                                                -----------     ----------     ----------     ----------
                                                                 28,012,290            --         2,984       28,009,306
                                                                -----------     ----------     ----------     ----------
                                                                -----------     ----------     ----------     ----------
DECEMBER 31, 1996
(1)  Held-to-Maturity:
     U.S. Treasury Securities                                    10,006,368            --        21,993        9,984,375
     Other                                                               --            --            --               --

(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                                            --            --            --               --
     Other                                                           24,000            --            --           24,000
                                                                -----------     ----------     ----------     ----------
                                                                 10,030,368            --        21,993       10,008,375
                                                                -----------     ----------     ----------     ----------
                                                                -----------     ----------     ----------     ----------



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

                                         (8)

CAPITALIZATION:

     Retained earnings growth was strong in relation to asset growth during the first half of 1998 and caused a significant increase in Tier 1 leverage capital. Both risk-based capital ratios declined, however, due to the substantial migration of low risk, cash-equivalent assets to higher risk loan portfolio assets. (Please see Table 5, P-9 and Balance Sheet, P-1.)

                                  Table 5 - CAPITAL

                                               * JUNE 30          DECEMBER
                                                  1998              1997
                                               ---------          --------
Tier 1 risk-based capital
     (minimum is 4%)                            15.27%             15.34%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                            16.52%             16.60%

Tier 1 leverage (minimum is 3%)                  8.90%              8.66%
     *ESTIMATE


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income grew in both the three and six month periods ending June 30, 1998 when compared with the year-ago periods. The primary reason for this is the significant conversion of lower yielding, cash equivalent assets into higher yielding loan products and occurred in spite of lowered offering and renewal rates on single family mortgages and higher deposit costs. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     A decline in problem loans is the primary reason for the slightly lower loan loss provision in the first half of 1998.

     Non interest income was comparable with year-ago performance, with both periods experiencing above average gains on the liquidation of foreclosed real property..

     Practically all expense categories were higher in the current period due to increased staffing and operating levels tied to growth. (Please see Statement of Income, P-2)

                                     (9)

                                       PART II

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

                                            THE REPUBLIC CORPORATION



Date: July 16, 1998                          /S/ J. ED EISEMANN, IV
                                             --------------------------
                                             Chairman of the Board




Date: July 16, 1998                          /S/ CATHERINE G. EISEMANN
                                             --------------------------
                                             Director



                                         (11)