Form 10-Q
period 1998-09-30
REPUBLIC CORP /TX/
filed 1998-10-28
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      Form 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended September 30, 1998.     Commission file Number 0-8597
                                                  -----------------------------

                               THE REPUBLIC CORPORATION
                               ------------------------

Texas                                                                74-0911766
-----                                                                -----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx         77277
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  713-993-9200
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
                                               Outstanding at Sept. 30,
                                               1998, (excluding 23,119
                                               shares held as treasury
                                               shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q



                                                                           Page
                                                                           ----

Part I.   Financial Information

          Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets
               December 31, 1997, and September 30, 1998.                     1

          Consolidated Statements of Income for the three months
               and nine months ended September 30, 1997 and 1998.             2

          Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1997 and 1998.                             3

          Notes to Financial Statements                                       4

          Item 2.   Management's Discussion and Analysis                    5-9

Part II.  Other Information                                                  10

Signatures                                                                   11


                     REPUBLIC CORPORATION AND SUBSIDIARY
                                Balance Sheet

                                                                     September 30     December 31
                                                                         1998            1997
                                                                    -------------    -------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . .        $   4,379,327    $   3,467,302
Investment securities:
  Held-to-maturity
    Market value at 9-30-98  23,692,630. . . . . . . . . . .
                             ----------
    Market value at 12-31-97 27,985,306. . . . . . . . . . .           23,692,630       27,988,290
                             ----------
  Available-for-sale
    Market value at 9-30-98      24,000
                             ----------
    Market value at 12-31-97     24,000. . . . . . . . . . .               24,000           24,000
                             ----------                             -------------    -------------
                                                                    $  28,095,957    $  31,479,592

Loans . . .. . . . . . . . . . . . . . . . . . . . . . . . .           91,650,009       79,608,471
  Plus: Uncollected earned interest. . . . . . . . . . . . .              853,313          653,441
  Less: Allowance for losses . . . . . . . . . . . . . . . .           (1,179,000)      (1,070,000)
  Net loans and other receivables. . . . . . . . . . . . . .           91,324,322       79,191,912
                                                                    -------------    -------------
Federal funds sold . . . . . . . . . . . . . . . . . . . . .           18,000,000       11,150,000
Property, equipment and vehicles (net) . . . . . . . . . . .            2,592,168        1,842,555
Other real estate. . . . . . . . . . . . . . . . . . . . . .               32,659            9,000
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .              436,079          436,079
Other assets . . . . . . . . . . . . . . . . . . . . . . . .              643,404        1,080,644
                                                                    -------------    -------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . .        $ 141,124,589    $ 125,189,782
                                                                    -------------    -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
  Demand (non-interest bearing). . . . . . . . . . . . . . .        $  18,867,553    $  14,999,271
  Savings, time and demand (Interest-bearing). . . . . . . .          108,438,181       96,958,122
                                                                    -------------    -------------
                                                                    $ 127,305,734    $ 111,957,393

Accounts payable and accrued interest payable. . . . . . . .            1,102,128        1,153,610
Accrued taxes payable. . . . . . . . . . . . . . . . . . . .              555,653          747,184
                                                                    -------------    -------------

  Total liabilities. . . . . . . . . . . . . . . . . . . . .        $ 128,963,515    $ 113,858,187
                                                                    -------------    -------------

Minority Interest in Consolidated Subsidiary . . . . . . . .              262,153          242,912
                                                                    -------------    -------------

Stockholders'Equity
  Common stock (par value $1;  750,000 shares authorized,
  356,844 shares issued including stock held in treasury). .              356,844          356,844
Additional paid-in capital . . . . . . . . . . . . . . . . .              234,931          234,931
Less cost of treasury stock (23,119 shares at 9-30-98 and
  23,119 at 12-31-97). . . . . . . . . . . . . . . . . . . .              (91,303)         (91,303)
                                                                    -------------    -------------
     Total contributed capital . . . . . . . . . . . . . . .              500,472          500,472
                                                                    -------------    -------------
Retained earnings. . . . . . . . . . . . . . . . . . . . . .           11,398,449       10,588,211
                                                                    -------------    -------------
Net Unrealized Gain (Loss) on Securities
  Available-for-Sale (Net of Taxes). . . . . . . . . . . . .                  -0-              -0-
     Stockholders'equity . . . . . . . . . . . . . . . . . .           11,898,921       11,088,683
                                                                    -------------    -------------
  Total liabilities and stockholders equity. . . . . . . . .        $ 141,124,589    $ 125,189,782
                                                                    -------------    -------------

   The accompanying note is an integral part of these financial statements.

                                       (1)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                              Statement of Income

                                                         Three Months Ended              Nine Months Ended
                                                      -------------------------     -------------------------
                                                       Sept. 30       Sept. 30       Sept.  30      Sept. 30
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------
Interest Income
  Interest and fees on loans                          $1,968,034     $1,733,788     $5,652,721     $4,998,301
  Interest on funds sold and securities
    purchased under agreement to resell                  227,182        223,129        520,234        913,677
  Interest and dividends on investments
    Securities of U.S. Government and
      government agencies                                268,858        348,390      1,010,636        739,732
    Obligations of states, political
      subdivisions and other obligations
      secured by the government                              -0-            -0-            -0-            -0-
                                                      ----------     ----------     ----------     ----------
    Total interest on investments                        496,040        571,519      1,530,870      1,653,409
                                                      ----------     ----------     ----------     ----------
    Total interest income                              2,464,074      2,305,307      7,183,591      6,651,710
                                                      ----------     ----------     ----------     ----------
Interest expense:
  Interest on deposits                                 1,177,833      1,182,879      3,423,241      3,297,423
                                                      ----------     ----------     ----------     ----------
    Total Interest expense                             1,177,833      1,182,879      3,423,241      3,297,423
                                                      ----------     ----------     ----------     ----------
  Net interest income                                  1,286,241      1,122,428      3,760,350      3,354,287
Provision for loan losses                                (67,808)       (42,457)      (185,989)      (185,246)
                                                      ----------     ----------     ----------     ----------
  Net interest income after provision for
    loan losses                                        1,218,433      1,079,971      3,574,361      3,169,041
                                                      ----------     ----------     ----------     ----------
Other income:
  Service charges on deposit accounts                     53,096         49,251        153,061        142,353
  Other service charges, commission and fees              66,409         58,294        186,314        176,307
  Gain on sale of securities                                 -0-            -0-            -0-            -0-
  Net income- other real estate                            5,583         42,295         38,860         72,465
  Other income                                            20,326         13,227         51,735         60,815
                                                      ----------     ----------     ----------     ----------
    Total other income                                   145,414        163,067        429,970        451,940
                                                      ----------     ----------     ----------     ----------
Other expenses:
  Salaries and wages                                     394,434        310,464      1,079,542        891,150
  Employee benefits                                       92,154         84,154        252,523        217,485
  Net occupancy expenses                                  59,981         48,136        193,018        146,993
  Furniture and equipment expenses                        42,774         29,056         95,907         61,822
  Depreciation other than rental property                 74,208         35,775        162,621        106,149
  Net cost-other real estate                                 -0-            -0-            -0-            -0-
  Computer service center                                 43,472         44,635        146,240        123,777
  FDIC-insurance                                           3,268            -0-         16,692          6,021
  Professional services                                   43,305         37,002        111,111        119,658
  Advertising                                             45,363         14,248         88,597         40,822

  Other operating expenses                               192,792        163,966        509,601        463,822
                                                      ----------     ----------     ----------     ----------
    Total other expenses                                 991,750        767,436      2,655,852      2,177,699
                                                      ----------     ----------     ----------     ----------
    Income before income taxes                           372,097        475,602      1,348,479      1,443,282
  Less applicable income taxes (Current)                 154,000      ( 176,000)       519,000       (552,000)
                                                      ----------     ----------     ----------     ----------
    Income before reduction for minority interest        218,097        299,602        829,479        891,282
  Less minority interest income (loss)                    (5,062)        (6,901)       (19,241)       (20,566)
                                                      ----------     ----------     ----------     ----------
    Net income                                        $  213,035     $  292,701     $  810,238     $  870,716
                                                      ----------     ----------     ----------     ----------
    Earnings per share                                $      .64     $      .88     $     2.43     $     2.61
                                                      ----------     ----------     ----------     ----------

    The accompanying note is an integral part of these financial statements.

                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows


                                                                             Nine  Months Ended
                                                                       Sept. 30            Sept. 30
                                                                         1998                1997
                                                                    ------------        ------------
Cash flows and operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . .    $    810,238        $    870,716
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation. . . . . . . . . . . . . . . . . . .         216,037             140,916
               Provision for loan losses . . . . . . . . . . . .         185,989             185,246
               Amortization (accretion) of discounts and
                 Premium . . . . . . . . . . . . . . . . . . . .        (522,623)           (286,753)
               Other real estate gains/net . . . . . . . . . . .         (38,760)            (72,465)
               Investment securities gains/net . . . . . . . . .             -0-                 -0-
               Re-appraisal - other real estate. . . . . . . . .             -0-              12,500
               (Decrease) increase in interest payable . . . . .         (51,482)            334,328
               (Increase) decrease in interest receivable. . . .        (199,872)           (107,576)
               (Increase) decrease in other assets . . . . . . .         437,240             179,212
               Increase (decrease) in other liabilities. . . . .        (172,290)             48,231
                                                                    ------------        ------------
Total adjustments. . . . . . . . . . . . . . . . . . . . . . . .        (145,761)            433,639
                                                                    ------------        ------------
Net cash provided by (used in) operating activities. . . . . . .         664,477           1,304,355
                                                                    ------------        ------------
Cash flows from investing activities
     Proceeds from sales of investment securities. . . . . . . .             -0-                 -0-
     Proceeds from maturities of investment securities . . . . .      58,000,000          45,000,000
     Purchase of investment securities . . . . . . . . . . . . .     (53,181,717)        (62,671,689)
     Loans made to customers net cash activity . . . . . . . . .     (12,117,375)         (6,977,735)
     Capital expenditure . . . . . . . . . . . . . . . . . . . .        (965,650)           (107,798)
     Proceeds from sale of other real estate . . . . . . . . . .          13,949             222,424
                                                                    ------------        ------------
Net cash provided by (used in) investing activities. . . . . . .      (8,250,793)        (24,534,798)
                                                                    ------------        ------------
Cash flows from financing activities
     Net increase (decrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit . . .      15,348,341           9,194,841
Purchase of treasury stock . . . . . . . . . . . . . . . . . . .             -0-                 -0-
                                                                    ------------        ------------
Net cash provided by (used in) financing activities. . . . . . .      15,348,341           4,221,733
                                                                    ------------        ------------
Net increase (decrease) in cash and cash equivalents . . . . . .       7,762,025         (14,035,602)
                                                                    ------------        ------------

Cash and cash equivalents at beginning of year:
     Cash and due from banks . . . . . . . . . . . . . . . . . .       3,467,302           3,273,580
     Federal funds sold. . . . . . . . . . . . . . . . . . . . .      11,150,000          27,125,000
                                                                    ------------        ------------
Cash and cash equivalents at beginning of year.. . . . . . . . .      14,617,302          30,398,580
                                                                    ------------        ------------
                                                                    ------------        ------------
Cash and cash equivalents at Sept. 30, 1998
     Cash and due from banks.. . . . . . . . . . . . . . . . . .       4,379,327           3,637,978
     Federal funds sold... . . . . . . . . . . . . . . . . . . .      18,000,000          12,725,000
                                                                    ------------        ------------
Cash and cash equivalents at Sept. 30, 1998. . . . . . . . . . .    $ 22,379,327        $ 16,362,978
                                                                    ------------        ------------
                                                                    ------------        ------------
Supplemental disclosures of cash flow information:
     Cash paid for interest... . . . . . . . . . . . . . . . . .       3,068,297           3,103,361
     Cash paid for income tax. . . . . . . . . . . . . . . . . .         515,414             368,289


   The accompanying note is an integral part of these financial statements.

                                       (3)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                  September 30, 1998


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

                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

     Loans placed on non-accrual and restructured loans declined from year-end, 1997 levels by virtue of reclassification and liquidation. The loans presently classified as restructured will be repriced to prevailing interest rates once the respective maturity dates are reached.


                           Table 1  PROBLEM ASSETS


(dollars in thousands)                 September 30             December 31
                                       ------------   ------------------------------
                                           1998         1997        1996       1995
Nonaccrual loans                        $   451       $   809     $   759     $ 183
Past-due loans (over 90 days)               -0-           -0-         -0-       -0-
Restructured loans                          786         2,465       2,148       593
                                        -------       -------     -------     ------
  Total problem loans                   $ 1,237       $ 3,274     $ 2,907     $ 776
Foreclosed assets
  Real estate                                33             9         300       -0-
  In-substance foreclosures                 -0-           -0-         -0-       -0-
  Other                                      13             5          34       -0-
                                        -------       -------     -------     ------
    Total Problem Assets                $ 1,283       $ 3,288     $ 3,241     $ 776

Total problem loans as
  a percentage of total loans              1.35%          4.1%        4.1%      1.2%
Total problem assets as a
  percentage of total loans
  and foreclosed assets                    1.40%          4.1%        4.5%      1.2%


                           Table 2  LOAN CONCENTRATIONS



(dollars in thousands)                 September 30        December 31
                                       ------------   --------------------
                                           1998         1997        1996

Commercial                               $  7,182     $  5,762    $  5,716
Agricultural                                4,366        3,459       3,787
Real Estate-Construction                    5,527        1,960       3,087
Real Estate-Mortgage                       65,083       59,562      50,228
Installment loans to Individuals            9,492        8,865       8,775
                                         --------     --------    --------
     Totals                              $ 91,650     $ 79,608    $ 71,593


                                       (5)

SOURCES AND USES OF FUNDS

     Deposit growth of $15.3 mm was deployed primarily into loan growth of $12.1 mm and growth of $7.8 mm in cash equivalent assets, tempered with a $4.8 mm reduction in investment securities. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

     Liquidity was slightly lower at period end compared with year-end 1997 levels. Cash and due from banks, federal funds sold and short term securities represented 35.72% of total liabilities on September 30, 1998, compared with 37.42% on December 31, 1997. Loan growth in excess of liquid asset growth was the primary reason for the decline. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

     Bank earnings are most at risk in the event short term interest rates rise. An increase of 200 basis points in the front end of the money market would cause an approximate decline of 11% in after tax earnings, based upon the maturity and repricing data depicted in Table 3 on Page 7.

                                       (6)

                       INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3  - REPRICING SCHEDULE
                                     9-30-98

                                   3 MO        3-12          1-5          OVER
                                 OR LESS      MONTHS        YEARS       5 YEARS
                                 -------      -------       -----       -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                            9,340      38,273       43,046         508

Federal Funds Sold                18,000         -0-          -0-         -0-

Taxable Securities **             12,000      12,000          -0-         -0-

Municipal Bonds                      -0-         -0-          -0-         -0-

  TOTAL                           39,340      50,273       43,046         508

RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit      22,190      29,023        4,686         -0-

NOW Accounts                       1,721         -0-          -0-         -0-

Super NOW Accounts                18,951         -0-          -0-         -0-

Savings Accounts                   9,376         -0-          -0-         -0-

MMDA Accounts                     22,504         -0-          -0-         -0-

  TOTAL                           74,742      29,023        4,686         -0-

Interest Rate Sensitivity Gap    (35,402)     21,250       38,360         508

Cumulative Interest Rate
  Sensitivity Gap                (35,402)    (14,152)      24,208      24,716


  * Does not include $451,000 in nonaccruing loans or overdrawn demand deposits of $32,000
  **  Does not include $24,000 in Federal Reserve Bank stock

                                       (7)

INVESTMENT SECURITIES
                                       Table 4

                                             CARRYING     UNREALIZED    UNREALIZED      MARKET
                                               VALUE        GAINS         LOSSES         VALUE
                                            ----------    ----------    ----------    ----------
September  30, 1998
-------------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities                       --            --            --            --
     Other                                  23,692,630            --            --    23,692,630
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                       --            --            --            --
     Other                                      24,000            --            --        24,000
                                            ----------    ----------    ----------    ----------
                                            23,716,630            --            --    23,716,630
                                            ----------    ----------    ----------    ----------
December 31, 1997
-----------------
(1) Held-to-Maturity:
     U.S. Treasury Securities               12,036,450            --         2,700    12,033,750
     Other                                  12,951,840            --           284    15,951,556
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                       --            --            --            --
     Other                                      24,000            --            --        24,000
                                            ----------    ----------    ----------    ----------
                                            28,012,290            --         2,984    28,009,306
                                            ----------    ----------    ----------    ----------
December 31, 1996
-----------------
(1)  Held-to-Maturity:
     U.S. Treasury Securities               10,006,368            --        21,993     9,984,375
     Other                                          --            --            --            --
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                       --            --            --            --
     Other                                      24,000            --            --        24,000
                                            ----------    ----------    ----------    ----------
                                            10,030,368            --        21,993    10,008,375
                                            ----------    ----------    ----------    ----------


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

                                       (8)

CAPITALIZATION:

     All capital ratios fell in comparison with year-end 1997 levels due to a short term deposit in excess of $9 mm which was included in the September 30, 1998 deposit totals. Absent this deposit, both risk based capital ratios would be similar to year-end levels and the leverage ratio would be slightly higher. (Please see Table 5, P-9)

                                  Table 5 - CAPITAL

                                        *September 30      December 31
                                        -------------      -----------
                                             1998             1997
Tier 1 risk-based capital
     (minimum is 4%)                        14.11%            15.34%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                        15.37%            16.60%

Tier 1 leverage (minimum is 3%)              8.28%             8.66%
     *Estimate


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was higher in the three and nine month periods ending September 30, 1998 when compared with the year-ago period. Loan growth and a leveling off in deposit interest expense are the primary reasons for the increase. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     The loan loss provision was comparable to the year-ago period and remains high due to brisk loan growth.

     Non-interest income, notwithstanding the effect of gains on the sale of foreclosed real estate, remains at year-ago levels.

     Expansion of facilities and staffing, as well as higher operating levels, has caused the pronounced growth in non-interest expense. (Please see Statement of Income, P-2)

                                       (9)

                                       PART II

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

                                       THE REPUBLIC CORPORATION



Date: October 19, 1998                /S/ J. Ed Eisemann, IV
                                      --------------------------
                                      Chairman of the Board


Date: October 19, 1998                /S/ Catherine G. Eisemann
                                      --------------------------
                                      Director


                                       (11)