Form 10-Q/A
period 1998-09-30
REPUBLIC CORP /TX/
filed 1999-01-26
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                    Form 10-Q/A
                                 (Amendment No. 1)


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

     Expansion of facilities and staffing, as well as higher operating levels, has caused the pronounced growth in non-interest expense. (Please see Statement of Income, P-2)

YEAR 2000 READINESS

    The Bank has made substantial progress in implementing its Y2K preparedness plan. The plan consists of the following five phases:

        AWARENESS PHASE - The creation of a basic strategy for project management.

        ASSESSMENT PHASE - The identification of mission critical systems and equipment as well as customer and provider relationships that may be vulnerable to the year 2000 problem.

        RENOVATION PHASE - The upgrading or replacement of systems and equipment known to be deficient.

        VALIDATION PHASE - The comprehensive testing of all systems and equipment to ensure that they survive each of 13 suspect dates.

        IMPLEMENTATION PHASE - The correction of any deficiencies uncovered in the validation phase along with the continued assessment and testing of systems and equipment.

    The awareness and assessment phases were completed during the first quarter of 1998. The renovation phase was substantially completed by the end of the third quarter with the exception of the bank's off-line, general ledger, hard drive and software, credit reporting software at the bank's main facility and balance reporting software utilized by the bank's primary correspondent. All but the credit reporting software are expected to be replaced or upgraded prior to year-end, with the replacement of credit reporting software expected by the end of the first quarter of 1999. The validation phase is ongoing and on schedule and it is anticipated that all testing will have been performed at least once by the end of the first quarter of 1999. Of primary importance during this phase is the proxy testing of all applications currently provided by the bank's third party provider of computing services. These services are highly critical to bank operations and any significant interruption in them could materially impact the bank's results. Finally, the implementation phase is ongoing and will continue beyond the end of the millennium.

    Management is of the opinion that its readiness plan is more than adequate to address the year 2000 threat and that all systems and hardware will function as intended when the time comes, without any material adverse effect on the company's business. Due to the uniqueness of the year 2000 issue and the direct impact it can have on bank operations, however, it is not possible to escape risk and uncertainty, particularly that which is tied to third party service providers. The bank has, as mentioned, an ongoing process to monitor these critical third parties and has developed business resumption and contingency plans that address failures from these sources. Management is not aware of any material expenditures that could be necessary in order to complete its year 2000 readiness plan or contingency plans.


                                      (9)

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE REPUBLIC CORPORATION



Date: January 26, 1999                /S/ J. Ed Eisemann, IV
                                      --------------------------
                                      Chairman of the Board


Date: January 26, 1999                /S/ Catherine G. Eisemann
                                      --------------------------
                                      Director


                                       (11)