Form 10-K405
period 1998-12-31
REPUBLIC CORP /TX/
filed 1999-03-15
CIK 202995

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998
                          Commission file number 0-8597

                             THE REPUBLIC CORPORATION
             (Exact name of registrant as specified in its charter)

                TEXAS                                          74-0911766
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     5340 Weslayan, P.O. Box 270462
              Houston, Texas                                     77277
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (713) 993-9200

            Securities registered pursuant to Section (b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------
           None                                       None

            Securities registered pursuant to Section (g) of the Act:
     750,000 shares Common stock, par value $1 per share, of which 356,844 are outstanding including 23,119 held in treasury.

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----   -----

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

                         $624,115 as of January 31, 1999

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                       Common Stock par value $1 per share
               333,725 shares outstanding as of December 31, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              REPUBLIC CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                  PAGE
                                                                  ----
IMPORTANT TERMS . . . . . . . . . . . . . . . . . . . . . . . .

PART I

   ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1-12

   ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    12

   ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .    12

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITIES HOLDERS. . . . . . . . . . . . . . .    12

PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS. . . . . . . . . .    12

   ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . .    13

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .    14-19

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . .    20-40

   ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .    41

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT. . . . . . . . . . . . . . . . .    42

   ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .    43

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . .    44

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .    45

PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .    46-47

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    48

   SUPPLEMENTAL INFORMATION . . . . . . . . . . . . . . . . . .    49


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

EMPLOYEES.  The Bank had 64 full time equivalent employees on December 31, 1998.

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

                                    TABLE #1


Year Ended December 31, 1998                          Average      Interest       Yield/
(Dollars in Thousands)                                Balance      Rev./Exp.      Rate
ASSETS
  Investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . .  $ 23,399     $ 1,335        5.7%
    Tax exempt . . . . . . . . . . . . . . . . . . .        --          --        --
  Loans. . . . . . . . . . . . . . . . . . . . . . .    87,275       7,683        8.8%
    Less: Reserve for loan loss. . . . . . . . . . .    (1,145)
  Funds sold . . . . . . . . . . . . . . . . . . . .    12,435         665        5.3%
                                                      --------     -------        ----
     Total Earning Assets. . . . . . . . . . . . . .   121,964       9,683        7.9%
                                                      --------     -------        ----
  Cash and due from banks. . . . . . . . . . . . . .     3,696
  Other assets . . . . . . . . . . . . . . . . . . .     4,224
                                                      --------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $129,884
                                                      --------
                                                      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing demand deposits . . . . . . . . .  $ 35,669     $ 1,295        3.6%
  Savings deposits . . . . . . . . . . . . . . . . .     9,282         252        2.7%
  Time deposits. . . . . . . . . . . . . . . . . . .    55,591       3,024        5.4%
                                                      --------     -------        ----
    TOTAL INTEREST BEARING LIABILITIES . . . . . . .   100,542       4,571        4.5%
                                                      --------     -------        ----
NET INTEREST REVENUE . . . . . . . . . . . . . . . .               $ 5,112        3.4%
                                                                   -------
                                                                   -------
NET INTEREST REVENUE TO EARNING ASSETS . . . . . . .                              4.2%
  Demand deposits (non-interest bearing) . . . . . .  $ 16,114
  Other liabilities. . . . . . . . . . . . . . . . .     1,463
  Stockholders' equity . . . . . . . . . . . . . . .    11,765
                                                      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .  $129,884
                                                      --------
                                                      --------


                                    TABLE #2

Year Ended December 31, 1997                          Average      Interest       Yield/
(Dollars in Thousands)                                Balance      Rev./Exp.      Rate
ASSETS
  Investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . .  $ 20,588     $ 1,112        5.4%
    Tax exempt . . . . . . . . . . . . . . . . . . .        --          --        --
  Loans. . . . . . . . . . . . . . . . . . . . . . .    75,870       6,796        8.9%
    Less: Reserve for loan loss. . . . . . . . . . .    (1,049)
  Funds sold . . . . . . . . . . . . . . . . . . . .    20,917       1,129        5.4%
                                                      --------     -------        ----
    Total Earnings Assets                              116,326       9,037        7.8%
                                                      --------     -------        ----

  Cash and due from banks. . . . . . . . . . . . . .     2,250
  Other assets . . . . . . . . . . . . . . . . . . .     3,462
                                                      --------

    TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $122,038
                                                      --------
                                                      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing demand deposits . . . . . . . . .  $ 31,498     $ 1,105        3.5%
  Savings deposits . . . . . . . . . . . . . . . . .     9,381         259        2.8%
  Time deposit . . . . . . . . . . . . . . . . . . .    54,614       3,087        5.7%
                                                      --------     -------        ----
    TOTAL INTEREST BEARING LIABILITIES . . . . . . .    95,493       4,451        4.7%
                                                      --------     -------        ----
NET INTEREST REVENUE . . . . . . . . . . . . . . . .               $ 4,586        3.1%
                                                                   -------
                                                                   -------
NET INTEREST REVENUE TO EARNING ASSETS . . . . . . .                              3.9%
  Demand deposits (non-interest bearing) . . . . . .  $ 14,315
  Other liabilities. . . . . . . . . . . . . . . . .     1,409
  Stockholders' Equity . . . . . . . . . . . . . . .    10,821
                                                      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .  $122,038
                                                      --------
                                                      --------


                                    TABLE #3

Year Ended December 31, 1996                          Average      Interest       Yield/
(Dollars in Thousands)                                Balance      Rev./Exp.      Rate
ASSETS
  Investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . .  $ 10,006     $   653        6.5%
    Tax exempt . . . . . . . . . . . . . . . . . . .        --          --        --
  Loans. . . . . . . . . . . . . . . . . . . . . . .    68,841       6,184        9.0%
    Less: Reserve for loan loss. . . . . . . . . . .      (956)
  Funds sold . . . . . . . . . . . . . . . . . . . .    27,844       1,483        5.3%
                                                      --------     -------        ----
    Total Earning Assets . . . . . . . . . . . . . .   105,735       8,320        7.9%
                                                      --------     -------        ----

  Cash and due from banks. . . . . . . . . . . . . .     2,776
  Other assets . . . . . . . . . . . . . . . . . . .     3,486
                                                      --------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $111,997
                                                      --------
                                                      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing demand deposits . . . . . . . . .  $ 29,339     $ 1,004        3.4%
  Savings deposits . . . . . . . . . . . . . . . . .     9,703         268        2.8%
  Time deposits. . . . . . . . . . . . . . . . . . .    49,773       2,852        5.7%
                                                      --------     -------        ----
    TOTAL INTEREST BEARING LIABILITIES . . . . . . .    88,815       4,124        4.6%
                                                      --------     -------        ----
NET INTEREST REVENUE . . . . . . . . . . . . . . . .               $ 4,196        3.3%
                                                                   -------
                                                                   -------
NET INTEREST REVENUE TO EARNING ASSETS                                            4.0%
  Demand deposits (non-interest bearing) . . . . . .  $ 12,596
  Other liabilities. . . . . . . . . . . . . . . . .     1,338
  Stockholders' equity . . . . . . . . . . . . . . .     9,248
                                                      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .  $111,997
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

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4

                                                     1998 vs 1997                 1997 vs 1996
                                                -----------------------     -----------------------
                                                         Yield/                      Yield/
                                                Volume   Rate     Total     Volume   Rate     Total
                                                -----------------------     -----------------------
Increase (decrease) in interest income on:
Loans. . . . . . . . . . . . . . . . . . . . .  $ 963    $ (77)   $ 886     $ 680    $ (68)   $ 612
Investment securities. . . . . . . . . . . . .    160       63      223       589     (130)     459
Federal funds sold . . . . . . . . . . . . . .   (444)     (21)    (465)     (381)      28     (353)
                                                -----    -----    -----     -----    -----    -----
                                                  679      (35)     644       888     (170)     718
                                                -----    -----    -----     -----    -----    -----

Increase (decrease) in interest expense on:
Demand deposits. . . . . . . . . . . . . . . .    159       31      190        72       29      101
Savings. . . . . . . . . . . . . . . . . . . .     (1)      (6)      (7)       (9)       -       (9)
Time deposits. . . . . . . . . . . . . . . . .     99     (162)     (63)      235        -      235
                                                -----    -----    -----     -----    -----    -----
                                                  257     (137)     120       298       29      327
                                                -----    -----    -----     -----    -----    -----
Net interest income. . . . . . . . . . . . . .    422      102      524       590     (199)     391
                                                -----    -----    -----     -----    -----    -----
                                                -----    -----    -----     -----    -----    -----


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

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments held for sale):

                                    TABLE #5

December 31
(Dollars in thousands)                              1998     1997       1996
------------------------------------------------------------------------------
U.S. Treasury Securities. . . . . . . . . . . .   $  -      $12,036   $10,006
Government Sponsored Agencies . . . . . . . . .    23,865    15,952        --
Other bonds, notes and securities . . . . . . .        24        24        24
                                                  -------   -------   -------
         TOTAL                                    $23,889   $28,012   $10,030
                                                  -------   -------   -------
                                                  -------   -------   -------


     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                    TABLE #6

                                                                Government        Federal
                                            U.S. Treasury       Sponsored       Reserve Bank
                                             Securities         Agencies           Stock
                                            -------------     ------------      ------------
                                            Amount/Yield      Amount/Yield      Amount/Yield
                                            -------------     ------------      ------------
Within one year. . . . . . . . . . . . .      --     --%      $23,865  5.3%     $ --     --%
After one year through five years. . . .      --     --%           --   --%       --     --%
After five years through ten years . . .      --     --%           --   --%       --     --%
After ten years. . . . . . . . . . . . .      --     --%           --   --%       24    7.5%
                                            ----    ----      -------  ----     ----    ----
         TOTAL                              $ --     --%       23,865  5.3%       24    7.5%
                                            ----    ----      -------  ----     ----    ----
                                            ----    ----      -------  ----     ----    ----

III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                    TABLE #7

                                          December 31,     December 31,
                                              1998             1997
                                          ------------     ------------
Commercial. . . . . . . . . . . . . . .     $  7,371          $  5,762
Agricultural. . . . . . . . . . . . . .        4,156             3,459
Real Estate - Construction. . . . . . .        6,423             1,960
Real Estate - Mortgage. . . . . . . . .       66,652            59,562
Installment loans to individuals. . . .        9,967             8,865
                                            --------          --------
  TOTAL                                     $ 94,569          $ 79,608
                                            --------          --------
                                            --------          --------

         There were no foreign loans at December 31, 1998 or December 31, 1997.

         Commercial, agricultural and real estate - construction loans at December 31, 1998 are presented by maturity as follows (dollars in thousands):

                                     TABLE #8

                                                        Due After
                                    Due in One           One Year          Due After
                                   Year or Less     Through Five Years     Five Years
                                   ------------     ------------------     ----------
Commercial:
  Fixed rates. . . . . . . . . .     2,410                  396                50
  Adjustable rates . . . . . . .       213                4,085               217
Agricultural:
  Fixed rates. . . . . . . . . .     2,080                  528                --
  Adjustable rates . . . . . . .       117                1,431                --
Real Estate - Construction:
  Fixed rates. . . . . . . . . .       576                4,981                --
  Adjustable rates . . . . . . .        --                   34               832


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

                                    TABLE #9

December 31 (Dollars in thousands)                               1998     1997
-------------------------------------------------------------------------------
Non-accrual loans. . . . . . . . . . . . . . . . . . . . . .    $ 351    $  809
Loans which are contractually past due 90 days or more
  as to interest or principal, but have not been put
  on a non-accrual basis (See discussion below). . . . . . .       --        --
Loans restructured to provide concessions to the
  borrower in order to maximize the recovery
  possibility of the bank. . . . . . . . . . . . . . . . . .      714     2,465


     Foregone interest on restructured loans in 1998 was 15 thousand on recognized income of 68 thousand. Interest recognized in 1997 was 141 thousand with foregone interest of 15 thousand.

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

     Management has no information that would indicate that any loans on hand at December 31, 1998 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10

                                                     1998         1997
                                                   --------     --------
Balance - Beginning of year . . . . . . . . . . .  $ 1,070      $   964
                                                   -------      -------
Charge-offs:
  Commercial. . . . . . . . . . . . . . . . . . .       20           15
  Agricultural. . . . . . . . . . . . . . . . . .       --           --
  Real Estate - Construction. . . . . . . . . . .       --           --
  Real Estate - Mortgage. . . . . . . . . . . . .       10           33
  Installment loans to individuals. . . . . . . .       98          132
                                                   -------      -------
                                                   $   128      $   180
                                                   -------      -------
Recoveries:
  Commercial. . . . . . . . . . . . . . . . . . .        4      $    14
  Agricultural. . . . . . . . . . . . . . . . . .       --           --
  Real Estate - Construction. . . . . . . . . . .       --           --
  Real Estate - Mortgage. . . . . . . . . . . . .       12            8
  Installment loans to individuals. . . . . . . .       34           34
                                                   -------      -------
                                                   $    50      $    56
                                                   -------      -------
Net Charge-offs (recoveries). . . . . . . . . . .  $   104      $   124
                                                   -------      -------
Provision - Charged to operations . . . . . . . .  $   241      $   230
                                                   -------      -------
Balance - End of Year . . . . . . . . . . . . . .  $ 1,233      $ 1,070
                                                   -------      -------
                                                   -------      -------
Average loan balance outstanding. . . . . . . . .  $87,275      $75,870
                                                   -------      -------
                                                   -------      -------
Percentage of net charge offs to
  average loans outstanding . . . . . . . . . . .      .1%          .2%
                                                   -------      -------
                                                   -------      -------


     In 1998, provision was made based on the change in net charge-offs, significant loan growth and ongoing analysis of problem loans.

     The provision for 1997 decreased from that of 1996. This was mainly due to a reduction in charge offs and a small increase in problem loans over the prior year.

     The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11

                                          December 31,                   December 31,
                                             1998                           1997
                                  ---------------------------    ---------------------------
                                             Percent of Loans               Percent of Loans
                                             in Each Category               in Each Category
                                  Amount      to Total Loans     Amount      to Total Loans
                                  ------     ----------------    ------     ----------------
Commercial. . . . . . . . . . .   $    5            7.8%         $    6            7.2%
Agricultural. . . . . . . . . .       20            4.4%             28            4.3%
Real Estate-Construction. . . .       --            6.8%             --            2.5%
Real Estate-Mortgage. . . . . .      194           70.5%             84           74.8%
Installment Loans . . . . . . .       49           10.5%             60           11.2%
Unallocated . . . . . . . . . .      965            N/A             892            N/A
                                  ------          ------         ------           -----
                                   1,233          100.0%         $1,070            100%
                                  ------          ------         ------           -----
                                  ------          ------         ------           -----

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

     At December 31, 1998, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $15,371,575. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12

     3 months or less                          $6,466
     Over 3 through 6 months                    4,481
     Over 6 through 12 months                   4,021
     Over 12 months                               404
                                               ------
                                               15,372
                                               ------
                                               ------

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 1998 was $1,005,000.

                                    TABLE #13

For the year ended December 31                           1998        1997      1996
------------------------------                           ----        ----      ----
Return on Assets (Net income divided by
  average total assets) . . . . . . . . . . . . . .       .7%          .9%      .8%
Return on Equity (Net income divided by
  average equity) . . . . . . . . . . . . . . . . .      8.0%        10.5%     9.1%
Dividend Payout Ratio (Dividends declared per
  share divided by net income per share)                   0%           0%       0%
Equity to Assets Ratio (Average equity
  divided by average total assets). . . . . . . . .      9.1%         8.9%     8.3%


ITEM 2. Properties:

     The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado. Approximately one-third (1/3) of the building is utilized by the bank. The remaining space is leased to other businesses. Additionally, a bank building in Walsenburg, Colorado was acquired in 1992. Banking operations at this location began in October of 1993. In 1996, two automatic teller locations were added. One is in Trinidad and the other is in La Veta, Colorado. A facility with banking operations and automated tellers was located in a Trinidad retail superstore and became operational in 1998. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.

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

          (c) No dividends have been declared in 1998 or 1997 and management has no intention to declare dividends in the immediate future.

ITEM 6.        Selected financial data:

        The following table presents certain key financial information.

                                    TABLE #14

Selected Financial Data
Year Ended December 31
(Dollars in thousands)                         1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------------------
Interest income. . . . . . . . . . . . . .     9,683       9,038     $ 8,320     $ 7,648     $ 5,445
Interest expense . . . . . . . . . . . . .     4,571       4,452       4,124       4,168       2,473
                                             -------     -------     -------     -------     -------
  Net interest income. . . . . . . . . . .     5,112       4,586       4,196       3,480       2,972
Provision for Loan Losses. . . . . . . . .       241         230         393       -              --
                                             -------     -------     -------     -------     -------
  Net interest income after
    Provision for loan losses. . . . . . .     4,871       4,356       3,803      3,480        2,972
Non-interest income. . . . . . . . . . . .       597         623         473        389          357
Securities gains . . . . . . . . . . . . .        --          --          --          -           --
Non-interest expense:
  Personnel expenses . . . . . . . . . . .     1,872       1,532       1,391      1,266        1,137
  Other expenses . . . . . . . . . . . . .     2,035       1,587       1,510      1,388        1,329
                                             -------     -------     -------     -------     -------
Income before income taxes . . . . . . . .     1,561       1,860       1,375      1,215          863
Applicable income taxes. . . . . . . . . .       593         699         514        378          284
                                             -------     -------     -------     -------     -------
Income before reduction for minority
  interest or security gains or losses . .       968       1,161         861        837          579
Less minority interest . . . . . . . . . .        23          27          20         20           14
                                             -------     -------     -------     -------     -------
Net Income . . . . . . . . . . . . . . . .   $   945     $ 1,134     $   841     $  817      $   565
                                             -------     -------     -------     -------     -------
                                             -------     -------     -------     -------     -------
Net income per common share (2). . . . . .   $  2.83      $ 3.40     $  2.52     $ 2.44      $  1.69
                                             -------     -------     -------     -------     -------
                                             -------     -------     -------     -------     -------
Dividends declared per common share(2) . .   $     0     $     0     $     0     $    0      $     0
                                             -------     -------     -------     -------     -------
                                             -------     -------     -------     -------     -------


(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.


Selected Year End Balances:
(Dollars in thousands)                  1998      1997       1996      1995      1994
--------------------------------------------------------------------------------------
Loans. . . . . . . . . . . . . . . .   94,569      79,608    71,593    63,425   49,138
Total assets . . . . . . . . . . . .  131,275     125,190   114,963   109,018   97,616
Long-term debt . . . . . . . . . . .      -0-         -0-       -0-       -0-      -0-


ITEM 7. Management's discussion and analysis of financial condition and results of operations:

     FINANCIAL CONDITION

     ASSET QUALITY

                                    TABLE #15


December 31 (dollars in thousands)              1998      1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
Nonaccrual loans. . . . . . . . . . . . . .      351       809         759         183         217
Past-due loans* . . . . . . . . . . . . . .       --        --          --          --          --
Restructured loans. . . . . . . . . . . . .      714     2,465       2,148         593         668
                                               -----     -----       -----       -----       -----
  Total problem loans . . . . . . . . . . .    1,065     3,274       2,907         776         885

Foreclosed Assets

  Real estate . . . . . . . . . . . . . . .       48         9         300          --          --
  In-substance foreclosures . . . . . . . .       --        --          --          --          --
  Other . . . . . . . . . . . . . . . . . .       28         5          34          --          --
                                               -----      ----       -----       -----       -----
    Total problem assets. . . . . . . . . .    1,141     3,288       3,241         776         885

Total problem loans as a
  percentage of total loans . . . . . . . .     1.1%      4.1%        4.1%        1.2%         1.8%
Total problem assets as a percentage of
  total loans and foreclosed assets . . . .     1.2%      4.1%        4.5%        1.2%         1.8%

Reserve coverage ratio ** . . . . . . . . .   115.8%     32.7%       33.2%      112.0%       104.6%


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments

**   Allowance for loan losses divided by problem loans

                                    TABLE #16

                            INTEREST RATE SENSITIVITY


December 31, 1998 (dollars in thousands)
---------------------------------------------------------------------------------------------------------
                                              3 Mo            3-12          1-5           Over
                                             Or Less         Months        Years         5 Years
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans *. . . . . . . . . . . . . . . . .     14,456          39,335        40,111           306

Federal Funds Sold . . . . . . . . . . .      5,650             -0-           -0-           -0-

Taxable Securities** . . . . . . . . . .     23,865             -0-           -0-           -0-

Municipal Bonds. . . . . . . . . . . . .        -0-             -0-           -0-           -0-

  TOTAL. . . . . . . . . . . . . . . . .     43,971          39,335        40,111           306

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit . . . . . .     20,773          31,981         2,749           -0-

NOW Accounts . . . . . . . . . . . . . .      1,703             -0-           -0-           -0-

Super NOW Accounts . . . . . . . . . . .     19,808             -0-           -0-           -0-

Savings Accounts . . . . . . . . . . . .      9,180             -0-           -0-           -0-

MMDA Accounts. . . . . . . . . . . . . .     12,648             -0-           -0-           -0-

  TOTAL. . . . . . . . . . . . . . . . .     64,112          31,981         2,749           -0-

Interest Rate Sensitivity Gap. . . . . .    (20,141)          7,354        37,362           306

Cumulative Interest Rate
  Sensitivity Gap. . . . . . . . . . . .    (20,141)        (12,787)       24,575        24,881


* Does not include $351 thousand in nonaccruing loans and $10 thousand in overdrafts.

** Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                    TABLE #17
                                AND FOOTNOTES 1-2

                                        Carrying       Unrealized     Unrealized      Market
                                          Value           Gains         Losses         Value
                                       ----------      ----------     ----------     ----------
DECEMBER 31, 1998
(1) Held-to-Maturity:
    U.S. Treasury Securities                   --            --              --             --
    Other                              23,864,557         4,493              --     23,869,050
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --              --             --
    Other                                  24,000            --              --         24,000
                                       ----------        ------          ------     ----------
                                       23,888,557            --              --     23,893,050
                                       ----------        ------          ------     ----------
DECEMBER 31, 1997
(1) Held-to-Maturity:
    U.S. Treasury Securities           12,036,450            --           2,700     12,033,750
    Other                              15,951,840            --             284     15,951,556
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --              --             --
    Other                                  24,000            --              --         24,000
                                       ----------        ------          ------     ----------
                                       28,012,290            --           2,984     28,009,306
                                       ----------        ------          ------     ----------
DECEMBER 31, 1996
(1) Held-to-Maturity:
    U.S. Treasury Securities           10,006,368            --          21,993      9,984,375
    Other                                      --            --              --             --
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --            --              --             --
    Other                                  24,000            --              --         24,000
                                       ----------        ------          ------     ----------
                                       10,030,368            --          21,993     10,008,375
                                       ----------        ------          ------     ----------


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

ASSET QUALITY

     Substantially all of the loan balances on nonaccrual status at year end, 1998 represent chronically past-due credits which have exhibited this pattern and associated financial weakness for a protracted period. (Please see Table #15, P-14)

     The entire amount of the restructured loan grouping consists of two loans to the same agricultural borrower, secured by a large tract of grazing land. These loans are vulnerable to adverse weather, disease and market price decline and have been at below-market interest rates due to past difficulties. The total amount of restructured loans has declined from recent periods due to the renewal of other loans at prevailing interest rates where circumstances have improved and the borrower's ability to repay has sufficiently recovered. (Please see Table #15, P-14)

     Approximately 75% of total charge offs in the past two years consists of installment loans to individuals. This is partially reflective of national trends regarding personal debt recognition and is the primary reason that the bank is continuing its monthly loan loss provision. (Please see Table #10, P-10)

     All loan type categories grew in the current year, however, installment loans to individuals grew the least, at approximately 12%, whereas real estate and construction loans, agricultural loans and commercial loans grew approximately 19%, 20% and 28%, respectively. Loans secured by real estate of all types represented 77% of total loans at year end, 1998. All of the property serving as collateral for these loans lies within Las Animas, Huerfano or adjacent counties, with 63% representing finished, 1-4 family homes, 25% commercial properties and 3% farm and ranch properties. (Please see Table #7, P-8)

     Economic activity in the bank's market area has been suppressed by the absence of snowfall and the negative impact this has had on the ski resort in Huerfano county and by the cessation of construction at the prison site in Las Animas County due to non conforming cement work. In spite of this, other construction activity, predominantly residential, is still robust and retail activity has continued to grow.

SOURCES AND USES OF FUNDS

     Deposit growth in 1998 was $5,393,552, approximately 63% of 1997 deposit growth and approximately 105% of 1996 deposit growth. Although the bank is still gathering new deposit relationships, it is undoubtedly true that significant numbers of existing or potential depositors are finding yield opportunities in the equities markets preferable to deposit products. Loan growth of $15,052,296 in 1998 was substantially funded by the previously mentioned deposit growth, an approximate reduction of $9,500,000 in securities and fed funds sold and $455,158 provided by operating activities. (Please see STATEMENT OF CASH FLOWS, P-24-25 and BALANCE SHEET, P-22)

LIQUIDITY

     Average 1998 holdings of cash and due from banks, readily marketable securities and federal funds sold totaled approximately 33% of average liabilities, down from approximately 39% in 1997 and approximately 40% in 1996. (Please see Tables 1-3, P-4-6)

     Current securities holdings consist of two $12,000,000 par value, FEDERAL HOME LOAN BANK DISCOUNT NOTES which mature within 3 months. One of these is pledged to the State of Colorado in order to collateralize uninsured public deposits in accordance with State law. The current expectation is that the bank will replace these securities with similar instruments when they mature. (Please see Table #17, P-16 and NOTE 2, P-29-30)

CAPITAL

     Tier 1 and total risk based capital ratios declined from 15.34% and 16.60% at year end, 1997 to an estimated 14.29% and 15.54%, respectively, at year end, 1998. This was primarily a result of the migration of funds from low risk investment asset categories to loan categories, which carry higher risk. The leverage ratio rose to 8.98% at year end, 1998 from the year-ago level of 8.66%.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income grew $526,000 in 1998, compared with growth of $390,000 in 1997. Total net interest income represented 4.15% of average earning assets in 1998, compared with 3.91% in 1997. Volume driven increases in interest income, particularly loan interest, far exceeded volume driven increases in deposit interest expense. Also, declining interest rates had a more significant impact on deposit interest expense than on interest income. (Please see TABLE #14, P-13, TABLES 1 & 2, P-4-5 and TABLE #4, P-7)

OTHER INCOME AND EXPENSE

     With the exception of professional services, which were in line with prior periods, all non interest expense categories grew significantly in 1998, a phenomenon tied to growth in operating levels, facilities and staffing.

     If gains on the sale of other real estate are removed, non interest income for 1998 is comparable to the 1997 level. (Please see TABLE #14, P-13 and STATEMENT OF INCOME, P-22)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties other than factors relating to the year 2000 that would have or would reasonable be likely to have a material effect on liquidity, capital resources or operations of the company.

YEAR 2000 READINESS

     The Bank has made substantial progress in implementing its Y2K preparedness plan. The plan consists of the following five phases:

          AWARENESS PHASE - The creation of a basic strategy for project management.

          ASSESSMENT PHASE-The identification of mission critical systems and equipment as well as customer and provider relationships that may be vulnerable to the year 2000 problem.

          RENOVATION PHASE-The upgrading or replacement of systems and equipment known to be deficient.

          VALIDATION PHASE-The comprehensive testing of all systems and equipment to ensure that they survive each of 13 suspect dates.

          IMPLEMENTATION PHASE-The correction of any deficiencies uncovered in the validation phase along with the continued assessment and testing of systems and equipment.

     The awareness and assessment phases were completed during the first quarter of 1998. The renovation phase was substantially completed by the end of 1998 with the exception of credit reporting software at the bank's main facility. The replacement of credit reporting software is expected by the end of the first quarter of 1999. The validation phase is ongoing and on schedule and it is anticipated that all testing will have been performed at least once by the end of the first quarter of 1999. Of primary importance during this phase is the proxy testing of all applications currently provided by the bank's third party provider of computing services. These services are highly critical to bank operations and any significant interruption in them could materially impact the bank's results. Finally, the implementation phase is ongoing and will continue beyond the end of the millennium.

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

ITEM 8. Financial statements and supplementary data.

        Index to Financial Statements of
          The Republic Corporation and Subsidiary                   PAGE
        Accountant's Report. . . . . . . . . . . . . . . . . .          21

        Balance Sheets as of December 31, 1998 and 1997. . . .          22

        Statement of Income for the three years ended
          December 31, 1998. . . . . . . . . . . . . . . . . .          23

        Statement of Cash Flows for the three years ended
          December 31, 1998. . . . . . . . . . . . . . . . . .       24-25

        Statement of Changes in Stockholders' Equity
          for the three years ended December 31, 1998. . . . .          26

        Notes to Financial Statements. . . . . . . . . . . . .       27-40


DIXON, WALLER & CO., INC.
[LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
The Republic Corporation

We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 1998, in conformity with generally accepted accounting principles.

Dixon, Waller & Co., Inc.
Trinidad, Colorado
February 5, 1998

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

December 31                                          1998             1997
----------------------------------------------------------------------------
Assets

Cash and due from banks (demand). . . . . . . .  $  3,682,131     $  3,467,302
Investment securities:
  Held to maturity
    Market value at 12-31-98 - 23,869,050
    Market value at 12-31-97 - 27,985,306          23,864,557       27,988,290
  Available for Sale. . . . . . . . . . . . . .        24,000           24,000
                                                 ------------     ------------
                                                   27,570,688       31,479,592
                                                 ------------     ------------
Loans . . . . . . . . . . . . . . . . . . . . .    94,569,025       79,608,471
  Plus: Uncollected earned interest . . . . . .       847,969          653,441
  Less: Allowance or losses . . . . . . . . . .    (1,233,000)      (1,070,000)
                                                 ------------     ------------
    NET LOANS AND OTHER RECEIVABLES . . . . . .    94,183,994       79,191,912
                                                 ------------     ------------

Federal funds sold. . . . . . . . . . . . . . .     5,650,000       11,150,000
Property, equipment and vehicles (Net). . . . .     2,610,729        1,842,555
Other real estate . . . . . . . . . . . . . . .        47,658            9,000
Goodwill. . . . . . . . . . . . . . . . . . . .       436,079          436,079
Other assets. . . . . . . . . . . . . . . . . .       776,201        1,080,644
                                                 ------------     ------------
  Total Assets. . . . . . . . . . . . . . . . .   131,275,349      125,189,782
                                                 ------------     ------------
                                                 ------------     ------------

Liabilities and Stockholders' Equity

Deposits (Domestic):
  Demand (noninterest bearing). . . . . . . . .  $ 16,718,279     $ 14,999,271
  Savings, time and demand (interest bearing)     100,632,666       96,958,122
                                                 ------------     ------------
                                                  117,350,945      111,957,393
                                                 ------------     ------------
Accounts payable and accrued interest payable .       985,528        1,153,610
Accrued taxes payable . . . . . . . . . . . . .       641,266          747,184
                                                 ------------     ------------
  Total liabilities . . . . . . . . . . . . . .   118,977,739      113,858,187
                                                 ------------     ------------
Minority Interest in Consolidated Subsidiary. .       264,371          242,912
                                                 ------------     ------------

Stockholders' Equity
  Common stock (par value $1; 750,000 shares
    authorized, 356,844 shares issued
    including stock held in treasury. . . . . .       356,844          356,844
  Additional paid-in capital. . . . . . . . . .       234,931          234,931
  Less cost of treasury stock (23,119 shares
    at 12/31/98, 23,119 shares at 12/31/97) . .       (91,303)         (91,303)
                                                 ------------     ------------
      Total contributed capital . . . . . . . .       500,472          500,472
                                                 ------------     ------------
Retained earnings . . . . . . . . . . . . . . .    11,532,767       10,588,211
                                                 ------------     ------------
  Stockholders' equity. . . . . . . . . . . . .    12,033,239       11,088,683
                                                 ------------     ------------
    Total liabilities and
      stockholders' equity. . . . . . . . . . .  $131,275,349     $125,189,782
                                                 ------------     ------------
                                                 ------------     ------------


  The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

Year Ended December 31                            1998           1997            1996
------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans. . . . . . . .    $7,682,475     $6,796,396       $6,184,010
  Interest on federal funds sold. . . . . .       664,985      1,129,794        1,483,240
  Interest and dividends on investments:
    Securities of U.S. Treasury and
      government sponsored agencies . . . .     1,335,139      1,112,064          652,786
  Obligations of states, political
    subdivisions and other obligations
    secured by the government . . . . . . .            --             --               --
                                               ----------     ----------       ----------
    Total interest on investments . . . . .     1,335,139      1,112,064          652,786
                                               ----------     ----------       ----------
    Total interest income . . . . . . . . .     9,682,599      9,038,227        8,320,036
                                               ----------     ----------       ----------
Interest expense:
  Interest on deposits. . . . . . . . . . .     4,571,268      4,452,159        4,124,629
                                               ----------     ----------       ----------
    Total interest expense. . . . . . . . .     4,571,268      4,452,159        4,124,629
                                               ----------     ----------       ----------
    Net interest income . . . . . . . . . .     5,111,331      4,586,068        4,195,407
Provision for loan losses . . . . . . . . .       240,895        230,059          392,703
                                               ----------     ----------       ----------
    Net interest income after
      provision for loan losses . . . . . .     4,870,436      4,356,009        3,802,704
Other income:
    Service charges on deposit accounts . .       203,136        202,137          185,218
    Other service charges,
      commissions and fees. . . . . . . . .       263,849        241,081          191,527
    Gain on sale of securities. . . . . . .            --             --               --
    Gain on Sale - Other Real Estate. . . .        38,760         72,465               --
    Other income. . . . . . . . . . . . . .        91,336        107,609           96,293
                                               ----------     ----------       ----------
      Total other income. . . . . . . . . .       597,081        623,292          473,038
                                               ----------     ----------       ----------
Other expenses:
  Salaries and wages. . . . . . . . . . . .     1,649,366      1,347,288        1,217,215
  Employee benefits . . . . . . . . . . . .       222,967        184,852          173,827
  Net occupancy expenses. . . . . . . . . .       171,225        135,321          119,604
  Equipment expense  . . . . .. . . . . . .       144,716         94,652          108,633
  Depreciation other than
    rental property . . . . . . . . . . . .       288,183        197,448          227,772
  Operating Loss. . . . . . . . . . . . . .            --             --               --
  Computer service center . . . . . . . . .       212,117        165,771          119,105
  FDIC Assesment. . . . . . . . . . . . . .        16,692          9,471               --
  Professional services . . . . . . . . . .       122,428        132,906          121,272
  Advertising . . . . . . . . . . . . . . .       163,717        102,234          102,069
  Other operating expenses. . . . . . . . .       915,720        748,933          711,316
                                               ----------     ----------       ----------
    Total other expenses. . . . . . . . . .     3,907,131      3,118,876        2,900,813
                                               ----------     ----------       ----------
    Income before income taxes. . . . . . .     1,560,386      1,860,425        1,374,929
                                               ----------     ----------       ----------
Less applicable income taxes (Current). . .       593,111        699,414          513,814
                                               ----------     ----------       ----------
  Income before reduction
    for minority interest . . . . . . . . .       967,275      1,161,011          861,115
Less minority interest in income                  (22,719)       (26,986)         (20,248)
                                               ----------     ----------       ----------
  Net income. . . . . . . . . . . . . . . .       944,556      1,134,025          840,867
                                               ----------     ----------       ----------
                                               ----------     ----------       ----------
  Earnings per share. . . . . . . . . . . .         $2.83          $3.40            $2.52
                                               ----------     ----------       ----------
                                               ----------     ----------       ----------


  The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                            1998            1997             1996
--------------------------------------------------------------------------------------------
Cash flows and operating activities:
Net income (loss). . . . . . . . . . . .       $    944,556    $  1,134,025     $    840,867
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation . . . . . . . . . . . . .            291,900         201,164          233,578
  Provision for loan losses. . . . . . .            240,895         230,059          392,703
  Amortization (accretion) of
    discounts and premiums . . . . . . .           (840,807)       (471,569)         (14,464)
  Other real estate gains/net. . . . . .            (38,760)        (72,465)              --
  Re-appraisal - other real estate                                   12,500            9,693
  Gain on sale of securities . . . . . .                 --              --               --
  (Decrease) increase in
    interest payable . . . . . . . . . .           (168,082)        319,597         (174,135)
  (Increase) Decrease in
    interest receivable. . . . . . . . .           (194,528)        (23,764)         (91,959)
  (Increase) decrease in
    other assets . . . . . . . . . . . .            304,443        (192,275)        (217,874)
  Increase (decrease) in
    other liabilities. . . . . . . . . .            (84,459)        213,820          152,896
                                               ------------    ------------     ------------
      Total adjustments. . . . . . . . .           (489,398)        217,067          290,438
                                               ------------    ------------     ------------
Net cash provided by (used in)
operating activities . . . . . . . . . .            455,158       1,351,092        1,131,305
                                               ------------    ------------     ------------
Cash flows from investing activities:
Proceeds from sales of investment
  securities . . . . . . . . . . . . . .                 --              --            5,000
Proceeds from maturities of
  investment securities. . . . . . . . .         70,000,000      61,000,000       10,005,000
Purchase of investment securities. . . .        (65,035,460)    (78,510,353)     (10,024,063)
Loans made to customers-net
  cash activity. . . . . . . . . . . . .        (15,052,296)     (8,011,488)      (8,785,526)
Capital expenditures . . . . . . . . . .         (1,060,074)       (392,333)         (83,150)
Proceeds from sale
  of other real estate . . . . . . . . .             13,949         222,424           12,000
                                               ------------    ------------     ------------
Net cash provided by
(used in) investing activities . . . . .        (11,133,881)    (25,691,750)      (8,870,739)
                                               ------------    ------------     ------------
Cash flows from financing activities:
Net increase in demand deposits, NOW
accounts, savings accounts and
certificates of deposit. . . . . . . . .          5,393,552       8,559,380        5,125,253
Purchase of treasury stock . . . . . . .                 --              --               --
                                               ------------    ------------     ------------
Net cash provided by
(used in) financing activities . . . . .          5,393,552       8,559,380        5,125,253
                                               ------------    ------------     ------------
Net increase (decrease) in cash
and cash equivalents . . . . . . . . . .         (5,285,171)    (15,781,278)      (2,614,181)

(Continued)

  The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                              1998        1997         1996
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year:
  Cash and due from banks. . . . . . . . . . . . . .   3,467,302    3,273,580   2,362,761
  Federal funds sold . . . . . . . . . . . . . . . .  11,150,000   27,125,000  30,650,000
                                                      ----------   ----------  ----------
Cash and cash equivalents
  at beginning of year . . . . . . . . . . . . . . .  14,617,302   30,398,580  33,012,761
                                                      ----------   ----------  ----------
Cash and cash equivalents at end of year:
  Cash and due from banks. . . . . . . . . . . . . .   3,682,131    3,467,302   3,273,580
  Federal funds sold . . . . . . . . . . . . . . . .   5,650,000   11,150,000  27,125,000
                                                      ----------   ----------  ----------
Cash and cash equivalents
  at end of year . . . . . . . . . . . . . . . . . .   9,332,131   14,617,302  30,398,580
                                                      ----------   ----------  ----------
                                                      ----------   ----------  ----------
Supplemental disclosures of
cash flow information
  Cash paid for interest . . . . . . . . . . . . . .   4,739,350    4,132,562   4,298,764
                                                      ----------   ----------  ----------
                                                      ----------   ----------  ----------
  Cash paid for income tax . . . . . . . . . . . . .     621,414      678,814     468,289
                                                      ----------   ----------  ----------
                                                      ----------   ----------  ----------


  The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Statement of Changes in Stockholders' Equity


For three                                        Additional
years ended                           Capital        Paid in      Treasury      Contributed      Retained          Total
December 31,                           Stock         Capital       Stock          Capital        Earnings         Equity
Balance at 12-31-95                   $356,844     $234,931       $(91,303)     $500,472        $ 8,613,319     $ 9,113,791
Net income                                --           --             --            --              840,867         840,867
Market value adjustment-Securities        --           --             --            --                 --              --
Addition to treasury stock                --           --             --            --                 --              --
                                      --------     --------       --------      --------        -----------     -----------

Balance at 12-31-96                    356,844      234,931        (91,303)      500,472          9,454,186       9,954,658
Net Income                                --           --             --            --            1,134,025       1,134,025
Market value adjustment-Securities        --           --             --            --                 --              --
Addition to treasury stock                --           --             --            --                 --              --
                                      --------     --------       --------      --------        -----------     -----------

Balance at 12-31-97                    356,844      234,931        (91,303)      500,472         10,588,211      11,088,683
Net Income
Market value adjustment-Securities        --           --             --            --              944,556         944,556

Additions to treasury stock               --           --             --            --                 --              --
                                      --------     --------       --------      --------        -----------     -----------

Balance at 12-31-98                   $356,844     $234,931       $(91,303)     $500,472        $11,532,767     $12,033,239
                                      --------     --------       --------      --------        -----------     -----------
                                      --------     --------       --------      --------        -----------     -----------


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

2.   Investment Securities, including investments held for sale.

                  A schedule of securities is as follows:

                                       December 31, 1998                       December 31, 1997
                                ------------------------------------   ------------------------------------
                                 Principal       Book       Market      Principal      Book       Market
                                  Amount        Value       Value        Amount        Value      Value
                                ----------   ----------   ----------   ----------   ----------   ----------
Government Securities           24,000,000   23,864,557   23,869,050   28,000,000   27,988,290   27,985,306

Obligations of states
and political subdivisions            --           --           --           --           --           --

Other                               24,000       24,000       24,000       24,000       24,000       24,000
                                ----------   ----------   ----------   ----------   ----------   ----------
                                ----------                             ----------
                                             23,888,557   23,893,050                28,012,290   28,009,306
                                             ----------   ----------                ----------   ----------
                                             ----------   ----------                ----------   ----------


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $11,715,533 at December 31, 1998 and $11,534,931 at December 31, 1996. Additionally, $249,267 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 1998.

              Net gains on the sale of securities were as follows:

                                        1998          1997
                                      --------      --------
GAINS
  U.S. Government Securities             --            --
                                      --------      --------
LOSSES
  U.S. Government Securities             --            --
                                      --------      --------
NET GAINS ON SALE OF SECURITIES          --            --
                                      --------      --------
                                      --------      --------

     Unrealized gains and losses in the securities portfolio were as follows:

                                      Carrying          Unrealized         Unrealized           Market
                                       Value               Gain               Loss              Value
                                     ----------          -------             ------           ----------

DECEMBER 31, 1998
U.S. Treasury Securities . . . . .         --               --                 --                   --
Government Sponsored Agencies. . .   23,864,557            4,493               --             23,869,050
Other. . . . . . . . . . . . . . .       24,000             --                 --                 24,000
                                     ----------          -------             ------           ----------
                                     23,888,557            4,493               --             23,893,050
                                     ----------          -------             ------           ----------
                                     ----------          -------             ------           ----------
DECEMBER 31, 1997
U.S. Treasury Securities             12,036,450             --                2,700           12,033,750
Government Sponsored Agencies. . .   15,951,840             --                  284           15,951,556
Other. . . . . . . . . . . . . . .       24,000             --                 --                 24,000
                                     ----------          -------             ------           ----------
                                     28,012,290             --                2,984           28,009,306
                                     ----------          -------             ------           ----------
                                     ----------          -------             ------           ----------

3.   Loans and Other Receivables

       Loans and other receivables are summarized as follows:

                                                        December 31,
                                                 ---------------------------
Type                                                1998             1997
----                                             ------------    -----------
Real estate. . . . . . . . . . . . . . . . . .   $73,075,345     $61,522,710
Commercial and industrial. . . . . . . . . . .     7,371,019       5,761,796
Agriculture. . . . . . . . . . . . . . . . . .     4,155,528       3,458,889
Loans to individuals for household,
         family and other consumer goods . . .     9,957,149       8,840,179
Other. . . . . . . . . . . . . . . . . . . . .         9,984          24,897
                                                 -----------     -----------
  TOTAL                                          $94,569,025     $79,608,471
                                                 -----------     -----------
                                                 -----------     -----------


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          The changes in the allowance for loan losses are as follows:

                                                                      December 31,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         ----------    ----------    ---------
Balance at beginning of year. . . . . . . . . . . . .    $1,070,000    $  964,057    $ 868,026
Provision charged to operating expenses . . . . . . .       240,895       230,059      392,703
Loans charged off . . . . . . . . . . . . . . . . . .       128,284       180,345      322,659
Recoveries on loans previously charged off. . . . . .        50,389        56,229       25,987
                                                         ----------    ----------    ---------
Balance at end of year. . . . . . . . . . . . . . . .     1,233,000     1,070,000    $ 964,057
                                                         ----------    ----------    ---------
                                                         ----------    ----------    ---------

     At December 31, 1998 and 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $1,065,000 and $3,274,000 respectively. The average recorded investment in impaired loans amounted to approximately $1,656,000 and $3,124,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $21,500 and $42,853 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $67,703 and $243,569 was recognized for cash payments received in 1998 and 1997 respectively.

4.   Property and equipment.

       Property and equipment are summarized as follows:

                                                     December 31,
                                       ----------------------------------------
                                          1998          1997            1996
                                       -----------   -----------     -----------
Land . . . . . . . . . . . . . . .     $   134,750   $   114,751     $   114,751
Buildings. . . . . . . . . . . . .       2,815,269     2,202,422       2,029,738
Furniture and equipment. . . . . .       2,002,637     1,590,229       1,370,580
                                       -----------   -----------     -----------
                                         4,952,656     3,907,402       3,515,069
Less accumulated depreciation. . .       2,341,927     2,064,847       1,863,683
                                       -----------   -----------     -----------
  Net. . . . . . . . . . . . . . .       2,610,729     1,842,555       1,651,386
                                       -----------   -----------     -----------
                                       -----------   -----------     -----------


          Depreciation expense for 1998, 1997 and 1996 was $291,890, $201,164 and $233,578, respectively.

5.   Income Taxes.

         The components of the income tax provisions (benefits) are as follows:

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5.   (Continued)

                                                          December 31,
                                          -------------------------------------------
                                            1998              1997             1996
                                          --------          --------         --------
Federal provision:
  Current. . . . . . . . . . . .          $579,168          $656,555         $478,584
  Deferred . . . . . . . . . . .              --                --               --
                                          --------          --------         --------
                                           579,168           656,555          478,584
State provision. . . . . . . . .            13,943            42,859           35,230
                                          --------          --------         --------
  Total. . . . . . . . . . . . .           593,111           699,414         $513,814
                                          --------          --------         --------
                                          --------          --------         --------

              The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

                                       1998                    1997                    1996
                                ------------------       ------------------      ------------------
                                            % of                     % of                     % of
                                            Pretax                   Pretax                   Pretax
                                Amount      Income       Amount      Income      Amount       Income
                                ------      ------       ------      ------      ------       ------
Statutory tax rate Federal . .   530          34           633          34         467           34
State income tax . . . . . . .    22           1            43           2          35            2
Tax exempt revenue . . . . . .    (9)         (1)          (11)         (1)         (5)          --
Accrual to cash adjustment . .    --          --            --          --          --           --
Provision for loan loss. . . .    55           4            36           2          33            2
Other (net). . . . . . . . . .    (5)         --            (2)         --         (16)          (1)
                                ----        ----          ----        ----        ----         ----
         Total . . . . . . . .   593          38           699          37         514           37
                                ----        ----          ----        ----        ----         ----
                                ----        ----          ----        ----        ----         ----


6.   Service Commitments.

              Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 1998, 1997 and 1996 were $212,117, $165,771 and $119,105, respectively.

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

              Other real estate was sold at a gain of $38,760 in the year ended December 31, 1998.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

8.   Certificates of Deposit.

          The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $15,371,575 and $14,057,867 at December 31, 1998 and 1997, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996 on this type of deposit was $859,782, $619,979, and $619,605, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

3 months or less          $ 6,466
3 to 6 months               4,481
6 to 12 months              4,021
over 12 months                404
                          -------
                          $15,372
                          -------
                          -------

9.   Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1998, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,153,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 1998, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's estimated ratios at December 31, 1998 were $14.29% and 15.54%, respectively. The Bank's Tier 1 leverage ratio at December 31, 1998 was 8.98%. The minimum required leverage ratio for the Bank at December 31, 1998, was 3.00%.

10.  Supplemental Cash Flow Information

          In 1998 and 1997, the Bank recorded amounts of other real estate acquired through foreclosure of $179,209 and $67,000. Of total sales of other real estate during 1998 and 1997, $184,851 and $195,566 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off due to foreclosure transactions in 1998, 1997 and 1996 amounted to $179,209, $67,000 and $322,659. These noncash transactions have been excluded from the consolidated statement of cash flows.

11.  Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                  Balance Sheet

(Note 11 Continued)
December 31                                                            1998            1997
---------------------------------------------------------------------------------------------

Assets

Cash in Bank. . . . . . . . . . . . . . . . . . . . . . . .     $    33,191     $    23,024
Investment in subsidiary - equity method. . . . . . . . . .      11,921,544      10,989,255
Vehicles and equipment (net). . . . . . . . . . . . . . . .            --              --
Receivable - due from subsidiary. . . . . . . . . . . . . .          21,000          19,800
Other assets. . . . . . . . . . . . . . . . . . . . . . . .          56,604          56,604
                                                                -----------     -----------
  Total assets. . . . . . . . . . . . . . . . . . . . . . .      12,033,239     $11,088,683
                                                                -----------     -----------
                                                                -----------     -----------
Liabilities . . . . . . . . . . . . . . . . . . . . . . . .     $      --       $      --
                                                                -----------     -----------

Stockholders' Equity

Common stock, par value $1.00; authorized
  750,000 shares, issued 356,844 shares
  including stock held in treasury of
  23,119 and 23,119 for 1998 and 1997, respectively . . . .         356,844         356,844
Additional paid in capital. . . . . . . . . . . . . . . . .         234,931         234,931
Less cost of treasury stock (23,119 shares
  at 12-31-98, 23,119 shares at 12-31-97) . . . . . . . . .         (91,303)        (91,303)
                                                                -----------     -----------
    Total contributed capital . . . . . . . . . . . . . . .         500,472         500,472
                                                                -----------     -----------
Retained earnings . . . . . . . . . . . . . . . . . . . . .      11,532,767      10,588,211
                                                                -----------     -----------
  Total stockholders' equity. . . . . . . . . . . . . . . .      12,033,239      11,088,683
                                                                -----------     -----------
  Total liabilities and stockholders' equity. . . . . . . .     $12,033,239     $11,088,683
                                                                -----------     -----------
                                                                -----------     -----------


                            THE REPUBLIC CORPORATION
                               Statement of Income


(Note 11 Continued)
Year Ended December 31                                1998           1997         1996
--------------------------------------------------------------------------------------
Income

Investment income in subsidiary
  Dividends received from subsidiary bank. .     $  54,740     $   39,100    $  39,100
  Other income . . . . . . . . . . . . . . .          --             --           --
                                                 ---------     ----------    ---------
    Total income . . . . . . . . . . . . . .     $  54,740     $   39,100    $  39,100
                                                 ---------     ----------    ---------

Expenses

Salaries and employee benefits . . . . . . .        46,073         41,073       41,073
Depreciation . . . . . . . . . . . . . . . .          --             --            108
Examination and legal fees . . . . . . . . .        10,468          9,451        9,826
Miscellaneous. . . . . . . . . . . . . . . .          --              100           90
Office . . . . . . . . . . . . . . . . . . .         4,093          4,254        4,406
Taxes. . . . . . . . . . . . . . . . . . . .         3,739          3,300        3,303
Travel . . . . . . . . . . . . . . . . . . .          --             --           --
                                                 ---------     ----------    ---------
  Total expenses . . . . . . . . . . . . . .        64,373         58,178       58,806
                                                 ---------     ----------    ---------

Income (Loss) before equity in
  undistributed net income of subsidiary . .        (9,633)       (19,078)     (19,706)

Less applicable income (taxes) benefit . . .        21,000         19,800       20,000
                                                 ---------     ----------    ---------
                                                    12,267            722          294

Equity in undistributed net income
  (loss) of subsidiary . . . . . . . . . . .       932,289      1,133,303      840,573
                                                 ---------     ----------    ---------
  Net income (loss). . . . . . . . . . . . .       944,556      1,134,025    $ 840,867
                                                 ---------     ----------    ---------
                                                 ---------     ----------    ---------
Earnings per share
  Weighted average number of
     shares outstanding. . . . . . . . . . .       333,725        333,725      333,725
                                                 ---------     ----------    ---------
                                                 ---------     ----------    ---------
  Net income (loss) per common share . . . .     $    2.83     $     3.40    $    2.52
                                                 ---------     ----------    ---------
                                                 ---------     ----------    ---------


                            THE REPUBLIC CORPORATION
                             Statement of Cash Flows

(Note 11 Continued)
Year Ended December 31                                         1998           1997           1996
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income. . . . . . . . . . . . . . . . . . . . . . .    $ 944,556      $ 1,134,025      $ 840,867
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . .         --               --              108
  Dividends received - subsidiary . . . . . . . . . . .      (54,740)         (39,100)       (39,100)
  (Increase) in investment in subsidiary-held
    on the equity method. . . . . . . . . . . . . . . .     (932,289)      (1,133,303)      (840,573)
  (Increase) decrease in receivable
    from subsidiary-income tax benefit. . . . . . . . .       (2,100)             200           (800)
  Increase (decrease) in current liabilities. . . . . .         --               --             --
                                                           ---------      -----------      ---------
Net cash (used in) operating activities . . . . . . . .      (44,573)         (38,178)       (39,498)
                                                           ---------      -----------      ---------
Cash flows from investing activities-
  Dividends received. . . . . . . . . . . . . . . . . .       54,740           39,100         39,100
                                                           ---------      -----------      ---------
Cash flows from financing activities-
  Purchase of treasury stock. . . . . . . . . . . . . .         --               --             --
                                                           ---------      -----------      ---------
  Net increase (decrease) in cash . . . . . . . . . . .       10,167              922           (398)

Cash - beginning of year. . . . . . . . . . . . . . . .       23,024           22,102         22,500
                                                           ---------      -----------      ---------
Cash - end of year. . . . . . . . . . . . . . . . . . .       33,191           23,024         22,102
                                                           ---------      -----------      ---------
                                                           ---------      -----------      ---------
Supplemental disclosures of cash flow information:
  Cash paid for interest. . . . . . . . . . . . . . . .         --               --             --
                                                           ---------      -----------      ---------
                                                           ---------      -----------      ---------
  Cash paid for income taxes. . . . . . . . . . . . . .         --               --             --
                                                           ---------      -----------      ---------
                                                           ---------      -----------      ---------


                            THE REPUBLIC CORPORATION
                  Statement of Changes in Stockholders' Equity

(Note 11 Continued)
For the Three                                         Additional                   Total
Years Ended                             Capital        Paid in       Treasury    Contributed     Retained
                                         Stock          Capital       Stock        Capital       Earnings
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995. . . .    $356,844       $234,931       $(91,303)   $500,472       $ 8,613,319*

Net income. . . . . . . . . . . . .        --             --             --          --         $   840,867

Additions to treasury stock . . . .        --             --             --          --                --
                                       ---------      --------       --------    --------       -----------

Balance at December 31, 1996. . . .    $356,844       $234,931       $(91,303)   $500,472       $ 9,454,186*

Net income. . . . . . . . . . . . .        --             --             --          --         $ 1,134,025

Additions to treasury stock . . . .        --             --             --          --                --
                                       ---------      --------       --------    --------       -----------

Balance at December 31, 1997. . . .    $356,844       $234,931       $(91,303)   $500,472       $10,588,211*

Net income. . . . . . . . . . . . .       --              --             --          --         $   944,556

Additions to treasury stock . . . .       --              --             --          --                --
                                       ---------      --------       --------    --------       -----------

Balance at December 31, 1998. . . .    $356,844       $234,931       $(91,303)   $500,472       $11,532,767*
                                       ---------      --------       --------    --------       -----------
                                       ---------      --------       --------    --------       -----------


     *On December 31, 1995, 1996, 1997 and 1998 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $6,982,005, $7,797,300, $8,637,872 9,771,176 and
10,703,465 respectively.

12.  Contingent Liabilities and Commitments.

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1998, is as follows:

        Commitments to extend credit                    3,775,000
        Standby letters of credit                         488,000


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

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

     -    LOANS

          The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 1998, these loans do not significantly impact the fair value of loans.

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

          The estimated fair value of the Company's financial instruments is as follows:

                                           December 31, 1998
                                       ------------------------
                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
                                           (In Thousands)
Financial assets:
  Cash and due from banks             $   3,682     $   3,682
  Held-to-maturity securities            23,865        23,869
  Other Securities                           24            24
  Federal funds sold                      5,650         5,650
  Loans, net of allowance                93,336        93,416

Financial liabilities:
  Deposits                              117,351       117,358


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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


                                     TERM OF      PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE               AGE     OFFICE             LAST FIVE YEARS
--------------               ---     ------       -----------------------------
Catherine G. Eisemann         72     35 Years     Catherine G. Eisemann has been a Director of
                                                  The Republic Corporation for 35 years.
                                                  Mrs. Eisemann was elected President of The
                                                  Republic Corporation and began serving
                                                  December 11, 1981.

J.E. Eisemann, IV             51     22 Years     J.E. Eisemann, IV has served as a Director on
                                                  The Republic Corporation Board for 22 years.
                                                  Mr. Eisemann has been the Vice-President and
                                                  Director of the Subsidiary Bank for approximately
                                                  21 years.  Mr. Eisemann has served as the Chairman
                                                  of the Board of The Republic Corporation and
                                                  Chairman of the Board for the Subsidiary Bank
                                                  for approximately 17 years.

Roger Dean Eisemann           44     16 Years     Roger Dean Eisemann was elected Secretary and
                                                  began serving as a director of The Republic
                                                  Corporation in July, 1982.


     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11. Executive Compensation.

          EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                                 -----------------------------
Name & Principal Position                        Year     Salary        Bonus
-------------------------                        ----     ------        ------
J.E. Eisemann, IV Chairman of the                1998    $84,773(1)    $6,700(2)
  Board of the Company, Vice                     1997     82,573(1)     7,150(2)
  President of the Company,                      1996     54,193(1)     3,881(2)
  Chairman of the Board & Vice
  President of the Subsidiary Bank

Catherine Eisemann President of the Company      1998    $30,000          -0-
                                                 1997     30,000          -0-
                                                 1996     30,000          -0-


                                            Restricted      Stock
                                              Stock        Options/      LTIP           All Other
Name & Principal Position                     Awards       SARs(#)     Payouts($)     Compensation
-------------------------                   -----------    --------    ----------     ------------
J.E. Eisemann, IV                              -0-          -0-          -0-              -0-
  Chairman of the Board of the Company,        -0-          -0-          -0-              -0-
  Vice President of the Company,               -0-          -0-          -0-              -0-
  Chairman of the Board & Vice
  President of the Subsidiary Bank

Catherine Eisemann                             -0-          -0-          -0-              -0-
  President of the Company                     -0-          -0-          -0-              -0-
                                               -0-          -0-          -0-              -0-


(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $3,920 in 1996 $6,500 in 1997 and 6,700 in 1998.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $353 in 1996 $650 in 1997 and 670 in 1998.

                      STOCK OPTIONS/SAR GRANTS IN 1998-NONE
         AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 1998 AND OPTIONS/SAR
                      VALUES AS OF DECEMBER 31 1998 - NONE
                LONG-TERM INCENTIVE PLANS - AWARDS IN 1998 - NONE
                            COMPENSATION OF DIRECTORS
             Director fees are not paid to directors of the Company.
                     EMPLOYMENT CONTRACTS AND TERMINATION OF
                         EMPLOYMENT ARRANGEMENTS - NONE
                   REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 12. Security ownership of certain beneficial owners and management.

     (a) Security ownership of certain beneficial owners. The following schedule reflects security ownership of persons who are the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation.

                                             Amount and
                                              Nature of        Percent
Name of                       Title of        Beneficial         of
Person (1)                     Class         Ownership (2)     Class
----------                    --------       -------------     --------
Catherine G. Eisemann       Common Stock       193,702         58.0424
3350 McCue, #904
Houston, Texas  77056


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

          There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. No directors were indebted to the subsidiary bank during 1998.

                                     PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a) 1. The following financial statements and financial statement schedules are included in Part II of this report:

             Consolidated statements of the parent and subsidiary bank:

                Accountant's Report . . . . . . . . . . . . . . . . . . . . .    21

                Balance Sheets as of December 31, 1998 and 1997 . . . . . . .    22

                Statements of Income - years ended
                  December 31, 1998, 1997 and 1996. . . . . . . . . . . . . .    23

                Statement of Cash Flows -  Years ended
                  December 31, 1998, 1997 and 1996. . . . . . . . . . . . . .    24-25

                Statement of Changes in Stockholders' Equity-years
                  ended December 31, 1998, 1997 and 1996. . . . . . . . . . .    26

                Notes to Financial Statements . . . . . . . . . . . . . . . .    27-40


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

          Exhibit
            No.
          --------
            3              The Republic Corporation, Articles of Incorporation
                           and By-Laws

          22(a) Subsidiary of the Registrant.


          The First National Bank in Trinidad, Colorado. Incorporated in
          Colorado

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC CORPORATION

    /S/ J.E. Eisemann, IV         Chairman of the Board,
-----------------------------     Director, Chief Executive     ----------
      J.E. Eisemann, IV           Officer, Chief Financial        Date
                                  and Accounting Officer

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date
---------                         -----                         -----

    /S/ J.E. Eisemann, IV         Chairman of the Board,
-----------------------------     Director, Chief Executive     ----------
      J.E. Eisemann, IV           Officer, Chief Financial
                                  and Accounting Officer

  /S/ Catherine G. Eisemann       President of the Board        ----------
-----------------------------     and a Director
    Catherine G. Eisemann

                            SUPPLEMENTAL INFORMATION

The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.