Form 10-Q
period 1999-03-31
REPUBLIC CORP /TX/
filed 1999-04-26
CIK 202995

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      Form 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 1999.      Commission File Number 0-8597
                                                -----------------------------

                               THE REPUBLIC CORPORATION
                               ------------------------

        Texas                                             74-0911766
        ----                                              ----------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx                 77277
--------------------------------------------              ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       713-993-9200
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

                                                             YES /X/.  NO / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.


Common Stock, $1.00 par value                           Shares  356,844
-----------------------------                       Outstanding at March 31,
                                                    1999, (excluding 23,119
                                                    shares held as treasury
                                                    shares)

                               THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                    December 31, 1998, and March 31, 1999.                    1

                  Consolidated Statements of Income for the three months
                    Ended March 31, 1998 and 1999.                            2

                  Consolidated Statements of Cash Flows for the
                    three months Ended March 31, 1998 and 1999.               3

                  Notes to Financial Statements                               4

          Item 2.   Management's Discussion and Analysis                   5-10

Part II.  Other Information                                                  11

Signatures                                                                   12



                         REPUBLIC CORPORATION AND SUBSIDIARY
                                    Balance Sheet


                                                                          March 31        December 31
                                                                           1999               1998
--------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . . . . .    $    4,160,091      $    3,682,131
Investment securities:
     Held-to-maturity
          Market value at   3-31-99   25,861,423
          Market value at  12-31-98   23,869,050 . . . . . . . . .        25,861,423          23,864,557
     Available-for-sale
          Market value at   3-31-99       24,000
          Market value at  12-31-98       24,000 . . . . . . . . .            24,000              24,000
                                                                       -------------      --------------
                                                                       $  30,045,514      $   27,570,688

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,950,213          94,569,025
     Plus: Uncollected earned interest  . . . . . . . . . . . . . .          733,427             847,969
     Less: Allowance for losses . . . . . . . . . . . . . . . . . .       (1,268,000)         (1,233,000)
     Net loans and other receivables. . . . . . . . . . . . . . . .       94,415,640          94,183,994
                                                                       -------------      --------------
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . .        6,650,000          5 ,650,000
Property, equipment and vehicles (net). . . . . . . . . . . . . . .        2,560,701           2,610,729
Other real estate . . . . . . . . . . . . . . . . . . . . . . . . .           47,658              47,658
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          436,079             436,079
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .            179,138             776,201
                                                                       -------------      --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $134,334,730      $  131,275,349
                                                                       -------------      --------------
                                                                       -------------      --------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing). . . . . . . . . . . . . . . .      $  16,680,604      $   16,718,279
     Savings, time and demand (Interest-bearing). . . . . . . . .        103,955,353         100,632,666
                                                                       -------------      --------------
                                                                       $ 120,635,957      $  117,350,945

Accounts payable and accrued interest payable . . . . . . . . . .          1,062,576             985,528
Accrued taxes payable . . . . . . . . . . . . . . . . . . . . . .            142,892             641,266
                                                                       -------------      --------------

     Total liabilities. . . . . . . . . . . . . . . . . . . . . .       $121,841,425        $118,977,739
                                                                       -------------      --------------

Minority Interest in Consolidated Subsidiary  . . . . . . . . . .            269,071             264,371
                                                                       -------------      --------------

Stockholders'Equity
     Common stock (par value $1;   750,000 shares
     authorized, 356,844 shares issued including
     stock held in treasury). . . . . . . . . . . . . . . . . . .            356,844             356,844
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            234,931             234,931
Less cost of treasury stock (23,119 shares at 3-31-99 and
     23,119 at 12-31-98). . . . . . . . . . . . . . . . . . . . .            (91,303)            (91,303)
                                                                       -------------      --------------
          Total contributed capital . . . . . . . . . . . . . . .            500,472             500,472
                                                                       -------------      --------------
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .         11,723,762          11,532,767
                                                                       -------------      --------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes). . . . . . . . . . . . . .                -0-                 -0-
          Stockholders'equity . . . . . . . . . . . . . . . . . .         12,224,234          12,033,239
                                                                       -------------      --------------
     Total liabilities and stockholders equity  . . . . . . . . .       $134,334,730        $131,275,349
                                                                       -------------      --------------
                                                                       -------------      --------------

The accompanying note is an integral part of these financial statements.

                                                                (1)


                             REPUBLIC CORPORATION AND SUBSIDIARY
                                     Statement of Income

                                                                      Three Months Ended
                                                               ------------------------------
                                                                 March 31           March 31
                                                                  1999                1998
Interest Income:
     Interest and fees on loans                                $2,009,199           $1,774,918
     Interest on funds sold and securities
          purchased under agreement to resell                      67,713              136,806
     Interest and dividends on investments
          Securities of U.S. Government and
               government agencies                                296,362              380,324
          Obligations of states, political
               subdivisions and other obligations
               secured by the government                              -0-                  -0-
                                                               -----------         -----------
          Total interest on investments                           364,075              517,130
                                                               -----------         -----------
          Total interest income                                $2,373,274           $2,292,048
                                                               -----------         -----------
Interest expense:
     Interest on deposits                                       1,099,887            1,126,873
                                                               -----------         -----------
          Total Interest expense                                1,099,887            1,126,873
                                                               -----------         -----------
          Net interest income                                   1,273,387            1,165,175
Provision for loan losses                                          49,755               48,358
                                                               -----------         -----------
     Net interest income after provision for
          loan losses                                           1,223,632            1,116,817
                                                               -----------         -----------
Other income:
     Service charges on deposit accounts                           50,807               49,120
     Other service charges, commission and fees                    64,406               56,822
     Gain on sale of securities                                       -0-                  -0-
     Net income- other real estate                                    -0-                  -0-
     Other income                                                  16,542               13,550
                                                               -----------         -----------
          Total other income                                      131,755              119,492
                                                               -----------         -----------
Other expenses:
     Salaries and wages                                           443,122              331,851
     Employee benefits                                            104,007               72,714
     Net occupancy expenses                                        63,368               59,464
     Furniture and equipment expenses                              44,094               34,731
     Depreciation other than rental property                       59,152               37,433
     Net cost-other real estate                                       -0-                  -0-
     Computer service center                                       54,429               46,389
     FDIC-insurance                                                 7,148                3,401
     Professional services                                         43,361               33,846
     Advertising                                                   25,437               13,387
     Other operating expenses                                     185,575              160,014
                                                               -----------         -----------
          Total other expenses                                  1,029,693              793,230
                                                               -----------         -----------
          Income before income taxes                              325,694              443,079
     Less applicable income taxes (Current)                       130,000              157,000
                                                               -----------         -----------
          Income before reduction for minority interest           195,694              286,079
     Less minority interest income (loss)                           4,699                6,514
                                                               -----------         -----------
          Net income                                           $  190,995           $  279,565
                                                               -----------         -----------
          Earnings per share                                   $      .57           $      .84
                                                               -----------         -----------

The accompanying note is an integral part of these financial statements.

                                                                (2)


                              REPUBLIC CORPORATION AND SUBSIDIARY
                                    Statement of Cash Flows

                                                                                          Three Months Ended
                                                                                       March 31             March 31
                                                                                          1999                 1998
--------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .          $    190,995         $   279,565
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation . . . . . . . . . . . . . . . . . . . . . . . .               78,869              50,586
               Provision for loan losses. . . . . . . . . . . . . . . . . .               49,756              48,358
               Amortization (accretion) of discounts and
                    Premium . . . . . . . . . . . . . . . . . . . . . . . .             (296,362)           (198,616)
               Other real estate gains/net  . . . . . . . . . . . . . . . .                  -0-                 -0-
               Investment securities gains/net  . . . . . . . . . . . . . .                  -0-                 -0-
               Re-appraisal - other real estate . . . . . . . . . . . . . .                  -0-                 -0-
               (Decrease) increase in interest payable  . . . . . . . . . .               77,048             417,568
               (Increase) decrease in interest receivable . . . . . . . . .              114,542              38,841
               (Increase) decrease in other assets. . . . . . . . . . . . .              597,063             885,647
               Increase (decrease) in other liabilities . . . . . . . . . .             (493,674)           (976,445)
                                                                                      -----------         ----------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              127,242             265,939
                                                                                      -----------         ----------
Net cash provided by (used in) operating activities . . . . . . . . . . . .              318,237             545,504
                                                                                      -----------         ----------
Cash flows from investing activities
     Proceeds from sales of investment securities . . . . . . . . . . . . .                  -0-                 -0-
     Proceeds from maturities of investment securities  . . . . . . . . . .           24,000,000          16,000.000
     Purchase of investment securities  . . . . . . . . . . . . . . . . . .          (25,700,505)        (15,789,200)
     Loans made to customers net cash activity. . . . . . . . . . . . . . .             (395,943)         (2,566,036)
     Capital expenditure. . . . . . . . . . . . . . . . . . . . . . . . . .              (28,842)           (372,640)
     Proceeds from sale of other real estate. . . . . . . . . . . . . . . .                  -0-                 -0-
                                                                                      -----------         ----------
Net cash provided by (used in) investing activities . . . . . . . . . . . .           (2,125,290)         (2,727,876)
                                                                                      -----------         ----------
Cash flows from financing activities
     Net increase (decrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit. . . . . . . . .            3,285,012             363,943
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .                  -0-                 -0-
                                                                                      -----------         ----------
Net cash provided by (used in) financing . . . . . . . . . . . . . . . . . .           3,285,012             363,943
                                                                                      -----------         ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .           1,477,960          (1,818,429)
                                                                                      -----------         ----------
 Cash and cash equivalents at beginning of year:
     Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . .            3,682,131           3,467,302
     Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . .            5,650,000          11,150,000
                                                                                     -----------          ----------
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . .            9,332,131          14,617,302
                                                                                     -----------          ----------
Cash and cash equivalents at March 31
     Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . .           4,160,091           3,923,873
     Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . .           6,650,000           8,875,000
                                                                                     -----------         -----------
Cash and cash equivalents at March 31  . . . .  . . . . . . . . . . .                $10,810,091         $12,798,873
                                                                                     -----------         -----------
                                                                                     -----------         -----------
Supplemental disclosures of cash flow information:
     Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .          1,022,839             709,305
     Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . .                    -0-                 -0-

The accompanying note is an integral part of these financial statements.

                                                                (3)

                         REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                    March 31, 1999


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1998. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

     Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.














                                                                (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY
     Loans placed on nonaccrual doubled from the level that existed at year-end 1998, a result of larger commercial real estate credits which were beyond 30 days past due at period end and close to foreclosure activity by the bank. These accounts will either ultimately cure and return to accruing status or be sold by the bank following foreclosure. The restructured loan total fell abruptly during the quarter due to the renewal of a larger agricultural loan grouping at prevailing interest rates.


                                    TABLE 1  PROBLEM ASSETS


                                                March 31                   December 31
                                                --------       ----------------------------------
(dollars in thousand)                             1999            1998         1997         1996
Nonaccrual loans                                 $    702       $    351     $   809       $   759
Past-due loans (over 90 days)                         -0-            -0-         -0-           -0-
Restructured loans                                     45            741       2,465         2,148
                                                 --------       --------      ------        ------
     Total problem loans                         $    747       $  1,065      $3,274        $2,907
Foreclosed assets
     Real estate                                       48             48           9           300
     In-substance foreclosures                        -0-            -0-         -0-           -0-
     Other                                             24             28           5            34
                                                 --------       --------      ------        ------
             Total Problem Assets                $    819       $  1,141      $3,288        $3,241
Total problem loans as
     a percentage of total loans                      .8%           1.1%        4.1%          4.1%
Total problem assets as a
     percentage of total loans
     and foreclosed assets                            .9%           1.2%        4.1%          4.5%


                                 TABLE 2  LOAN CONCENTRATIONS


                                                 March 31               December 31
                                                ---------         ------------------------
(dollars in thousands)                             1999             1998            1997
Commercial                                      $  7,560          $ 7,371          $ 5,762
Agricultural                                       3,845            4,156            3,459
Real Estate-Construction                           6,516            6,423            1,960
Real Estate-Mortgage                              66,860           66,652           59,562
Installment Loans to Individuals                  10,169            9,967            8,865
                                                --------          -------          -------
     Totals                                     $ 94,950          $94,569          $79,608


                                                                (5)

SOURCES AND USES OF FUNDS

     Unlike all periods in the recent past, the bank grew its deposits significantly more than it grew outstanding loans in the first quarter. Deposit growth of $3,285,012 far outstripped loan growth of $381,188. (Please see Balance Sheet, P-1 and Statement of Cash Flows, P-3).


LIQUIDITY

     Period end holdings of cash and due from banks, short term securities and federal funds sold totaled approximately 30% of period end liabilities. This compared to a level of approximately 28% at year-end, 1998. ( Please see Balance Sheet, P-1).


INTEREST RATE SENSITIVITY MANAGEMENT

     Near term bank earnings are most at risk in an environment of significantly increasing, short term market interest rates. The excess accumulation of interest bearing liabilities which reprice in three months or less will cause interest costs to increase much more rapidly than revenue. The inverse will likely occur in an environment of declining rates. (Please see Table 3, P-7).






                                                                (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT

                            Table 3 -- REPRICING SCHEDULE
                                       3-31-99


                                         3 MO          3-12           1-5          OVER
                                       OR LESS        MONTHS         YEARS        5 YEARS
                                       -------        ------         -----        -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                11,007         47,316         35,508          409

Federal Funds Sold                      6,650            -0-            -0-          -0-

Taxable Securities **                  26,000            -0-            -0-          -0-

Municipal Bonds                           -0-            -0-            -0-          -0-

     TOTAL                             43,657         47,316         35,508          409



RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit           24,400         29,872          2,768          -0-

NOW Accounts                            2,372            -0-            -0-          -0-

Super NOW Accounts                     22,356            -0-            -0-          -0-

Savings Accounts                        9,049            -0-            -0-          -0-

MMDA Accounts                          13,138            -0-            -0-          -0-

     TOTAL                             71,315         29,872          2,768          -0-

Interest Rate Sensitivity Gap         (27,658)        17,444         32,740          409

Cumulative Interest Rate
     Sensitivity Gap                  (27,658)       (10,214)        22,526       22,935

* Does not include $702,000 in nonaccruing loans or overdrawn demand deposits of $8,000
**   Does not include $24,000 in Federal Reserve Bank stock


                                                                (7)

INVESTMENT SECURITIES

                                                                   TABLE 4

                                                    CARRYING        UNREALIZED     UNREALIZED           MARKET
                                                     VALUE            GAINS          LOSSES             VALUE
                                                  ----------        ----------     ----------          ---------
MARCH 31, 1999
(1)  Held-to-Maturity:
     U.S. Treasury Securities                             --                --             --                 --
     Other                                        25,861,423                --             --         25,861,423
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                             --                --             --                 --
     Other                                            24,000                --             --             24,000
                                                  ----------        ----------     ----------         ----------
                                                  25,885,423                --             --         25,885,423
                                                  ----------        ----------     ----------         ----------
DECEMBER 31, 1998
(1) Held-to-Maturity:
     U.S. Treasury Securities                             --                --             --                 --
     Other                                        23,864,557             4,493             --         23,869,050
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                             --                --             --                 --
     Other                                            24,000                --             --             24,000
                                                  ----------        ----------     ----------         ----------
                                                  23,888,557             4,493             --         23,893,050
                                                  ----------        ----------     ----------         ----------
DECEMBER 31, 1997
(1)  Held-to-Maturity:
     U.S. Treasury Securities                     12,036,450                --          2,700         12,033,750
     Other                                        15,951,840                --            284         15,951,556
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                             --                --             --                 --
     Other                                            24,000                --                            24,000
                                                  ----------        ----------     ----------         ----------
                                                  28,012,290                --          2,984         28,009,306
                                                  ----------        ----------     ----------         ----------

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

                                         (8)

CAPITALIZATION:

     Both risk-based capital ratios rose in the first quarter of 1999 as a result of modest loan growth and much higher growth in investment assets. This tended to lower total risk-based assets and thereby raise the associated capital ratios. Retained earnings growth provided the slight increase in the leverage ratio. (Please see Table 5, P-9).


                                  TABLE 5 - CAPITAL

                                                   *March 31       December
                                                   ---------       --------
                                                      1999           1998

Tier 1 risk-based capital
     (minimum is 4%)                                  14.62%         14.16%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                                  15.87%         15.41%

Tier 1 leverage (minimum is 3%)                        8.94%          8.80%

   *ESTIMATE


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income grew approximately $108,000 compared with the year-ago period, a result of loan growth and the conversion at renewal of time deposit yields to lower levels. Net interest income represented 4% of interest bearing assets at March 31, 1999, compared with 3.92% at March 31, 1998. (Please see Balance Sheet, P-1 and Statement of Income, P-2).

OTHER INCOME AND EXPENSE

     The loan loss provision for the first quarter of 1999 was similiar to that of the year-ago period and is reflective of continued, elevated installment loan charge offs.

     Non-interest income grew slightly as a result of growth in deposit accounts and the resulting impact of same on service charge totals.

     Non-interest expenses grew significantly over the prior year period and were only partially offset by gains in net interest income and non-interest income. This growth in expenses occurred in all categories and is directly tied to growth in facilities, staffing and operating levels. This growth has been instituted recently and is therefore not yet profitable to the bank. (Please see Statement of Income, P-2).










                                         (9)

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

          VALIDATION PHASE - The comprehensive testing of all systems and equipment to ensure that they survive each of as many as 13 suspect dates.

          IMPLEMENTATION PHASE - The correction of any deficiencies uncovered in the validation phase along with the continued assessment and testing of systems and equipment.

     The awareness and assessment phases were completed during the first quarter of 1998. The renovation phase was substantially completed by the end of 1998 with the exception of credit reporting software at the bank's main facility.
The replacement of credit reporting software is expected by the end of the second quarter of 1999. The validation phase is ongoing and on schedule and it is anticipated that substantially all testing will have been performed at least once by the end of the second quarter of 1999. Of primary importance during this phase is the proxy testing of all applications currently provided by the bank's third party provider of computing services. These services are highly critical to bank operations and any significant interruption in them could materially impact the bank's results. Finally, the implementation phase is ongoing and will continue beyond the end of the millennium.

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







                                         (11)

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE REPUBLIC CORPORATION



Date: April 27, 1999                              /S/ J. Ed Eisemann, IV
                                                  -----------------------
                                                  Chairman of the Board




Date: April 27, 1999                              /S/ Catherine G. Eisemann
                                                  -------------------------
                                                  Director




                                         (12)