Form 10-Q
period 1999-06-30
REPUBLIC CORP /TX/
filed 1999-07-27
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 1999.            COMMISSION FILE NUMBER 0-8597
                                                   -----------------------------

                            THE REPUBLIC CORPORATION
                            ------------------------

TEXAS                                                                 74-0911766
-----                                                                 ----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX          77277
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


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

                                                           YES X.  NO   .
                                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999

COMMON STOCK, $1.00 PAR VALUE                                   Shares  356,844
-----------------------------                                           --------
                                                         Outstanding at June 30,
                                                         1999, (including 23,119
                                                         shares held as treasury
                                                         shares)

                             THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                     December 31, 1998, and June 30, 1999.                    1

                   Consolidated Statements of Income for the three
                     months and six months ended June 30, 1998 and 1999.      2

                   Consolidated Statements of Cash Flows for the
                     six months ended June 30, 1998 and 1999.                 3

                   Notes to Financial Statements                              4

          Item 2.  Management's Discussion and Analysis                    5-10

Part II.  Other Information                                                  11

Signatures                                                                   12


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet
                                                                                  June 30          December 31
                                                                                    1999              1998
---------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . . . . . . . . .     $  4,869,681        $  3,682,131
Investment securities:
        Held-to-maturity
               Market value at   6-30-99    29,843,479
               Market value at 12-31-98     27,985,306 . . . . . . . . . .       29,843,479          23,864,557
        Available-for-sale
               Market value at   6-30-99        24,000
               Market value at 12-31-98         24,000 . . . . . . . . . .           24,000              24,000
                                                                               ------------        ------------
                                                                               $ 34,737,160        $ 27,570,688

Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       95,770,321          94,569,025
        Plus: Uncollected earned interest. . . . . . . . . . . . . . . . .          751,373             847,969
        Less: Allowance for losses . . . . . . . . . . . . . . . . . . . .       (1,271,186)         (1,233,000)
        Net loans and other receivables. . . . . . . . . . . . . . . . . .       95,250,508          94,183,994
                                                                               ------------        ------------
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,650,000           5,650,000
Property, equipment and vehicles (net) . . . . . . . . . . . . . . . . . .        2,555,830           2,610,729
Other real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,998              47,658
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          436,079             436,079
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          347,971             776,201
                                                                               ------------        ------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $144,997,546        $131,275,349
                                                                               ------------        ------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing) . . . . . . . . . . . . . . . . . .      $ 18,251,069        $ 16,718,279
        Savings, time and demand (Interest-bearing) . . . . . . . . . . .       112,695,369         100,632,666
                                                                               ------------        ------------
                                                                               $130,946,438        $117,350,945

Accounts payable and accrued interest payable . . . . . . . . . . . . . .         1,082,827             958,528
Accrued taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .           269,968             641,266
                                                                               ------------        ------------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .      $132,299,233        $118,977,739
                                                                               ------------        ------------
Minority Interest in Consolidated Subsidiary. . . . . . . . . . . . . . .           273,854             264,371
                                                                               ------------        ------------
Stockholders'Equity
        Common stock (par value $1; 750,000 shares authorized,
        356,844 shares issued including stock held in treasury) . . . . .           356,844             356,844
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .           234,931             234,931
Less cost of treasury stock (23,119 shares at 6-30-98 and
        23,119 at 12-31-97) . . . . . . . . . . . . . . . . . . . . . . .           (91,303)            (91,303)
                                                                               ------------        ------------
               Total contributed capital. . . . . . . . . . . . . . . . .           500,472             500,472
                                                                               ------------        ------------
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,923,987          11,532,767
                                                                               ------------        ------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes) . . . . . . . . . . . . . . . .               -0-                 -0-
               Stockholders'equity. . . . . . . . . . . . . . . . . . . .        12,424,459          12,033,239
                                                                               ------------        ------------
        Total liabilities and stockholders equity . . . . . . . . . . . .      $144,997,546        $131,275,349
                                                                               ------------        ------------


The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                     Three Months Ended            Six Months Ended
                                                                  ----------------------        ----------------------
                                                                  June 30        June 30        June 30        June 30
                                                                    1999           1998           1999           1998
Interest Income
      Interest and fees on loans                                $ 2,038,011    $ 1,909,769    $ 4,037,712    $ 3,684,687
      Interest on funds sold and securities
           purchased under agreement to resell                      128,919        156,246        196,632        293,052
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                                 334,500        361,454        630,862        741,778
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                               -0-            -0-            -0-            -0-
                                                                -----------    -----------    -----------    -----------
           Total interest on investments                            463,419        517,700        827,494      1,034,830
                                                                -----------    -----------    -----------    -----------
           Total interest income                                  2,501,430      2,427,469      4,865,206      4,719,517
                                                                -----------    -----------    -----------    -----------
Interest expense:
      Interest on deposits                                        1,211,978      1,118,535      2,311,865      2,245,408
                                                                -----------    -----------    -----------    -----------
           Total Interest expense                                 1,211,978      1,118,535      2,311,865      2,245,408
                                                                -----------    -----------    -----------    -----------
      Net interest income                                         1,289,452      1,308,934      2,553,341      2,474,109
Provision for loan losses                                           (57,979)       (69,823)      (107,734)      (118,181)
                                                                -----------    -----------    -----------    -----------
      Net interest income after provision for
           loan losses                                            1,231,473      1,239,111      2,445,607      2,355,928
                                                                -----------    -----------    -----------    -----------
  Other income:
      Service charges on deposit accounts                            54,198         50,845        105,006         99,965
      Other service charges, commission and  fees                    67,710         63,083        141,613        119,905
      Gain on sale of securities                                        -0-            -0-            -0-            -0-
           Net income- other real estate                             15,839         33,277         15,839         33,277
      Other income                                                   17,469         17,859         34,011         31,409
                                                                -----------    -----------    -----------    -----------
           Total other income                                       155,216        165,064        296,469        284,556
                                                                -----------    -----------    -----------    -----------
Other expenses:
      Salaries and wages                                            472,961        353,257        916,084        685,108
      Employee benefits                                             116,492         87,656        220,499        160,370
      Net occupancy expenses                                         77,556         73,573        140,924        133,037
      Furniture and equipment expenses                               21,427         18,402         65,520         53,133
         Depreciation other than rental property                     59,153         50,980        118,304         88,314
      Net cost-other real estate                                        -0-            -0-            -0-            -0-
      Computer service center                                        59,214         56,379        113,643        102,768
      FDIC-insurance                                                  3,419         10,023         10,566         13,424
      Professional services                                          34,745         33,960         78,107         67,806
      Advertising                                                    36,905         29,847         62,342         43,234

      Other operating expenses                                      188,809        156,795        374,385        316,809
                                                                -----------    -----------    -----------    -----------
           Total other expenses                                   1,070,681        870,872      2,100,374      1,664,102
                                                                -----------    -----------    -----------    -----------
           Income before income taxes                               316,008        533,303        641,702        976,382
      Less applicable income taxes (Current)                        111,000        208,000        241,000        365.000
                                                                -----------    -----------    -----------    -----------
           Income before reduction for minority interest            205,008        325,303        400,702        611,382
        Less minority interest income (loss)                          4,784          7,665          9,483         14,179
                                                                -----------    -----------    -----------    -----------
           Net income                                           $   200,224    $   317,638    $   391,219    $   597,203
                                                                -----------    -----------    -----------    -----------
           Earnings per share                                   $       .60    $       .95    $      1.17    $      1.79
                                                                -----------    -----------    -----------    -----------


The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                          Six Months Ended
                                                                                 June 30               June 30
                                                                                  1999                   1998
----------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
   Net income (loss) .......................................................   $    391,219        $    597,203
   Adjustments to reconcile net income to net cash
       provided by operating activities:
                 Depreciation ..............................................        157,739             122,037
                 Provision for loan losses .................................        107,734             118,181
                 Amortization (accretion) of discounts and Premium .........       (630,142)           (377,597)
                 Other real estate gains/net ...............................        (15,839)            (33,277)
                 Investment securities gains/net ...........................            -0-                 -0-
                 Re-appraisal - other real estate ..........................            -0-                 -0-
                 (Decrease) increase in interest payable ...................         97,299             317,808
                 (Increase) decrease in interest receivable ................         96,596             (82,258)
                 (Increase) decrease in other assets .......................        440,679             267,394
                 Increase (decrease) in other liabilities ..................       (361,815)           (749,279)
                                                                               ------------        ------------
Total adjustments ..........................................................       (107,749)           (416,991)
                                                                               ------------        ------------
Net cash provided by (used in) operating activities ........................        283,470             180,212
                                                                               ------------        ------------
Cash flows from investing activities
   Proceeds from sales of investment securities ............................            -0-                 -0-
   Proceeds from maturities of investment securities .......................     50,000,000          32,000,000
   Purchase of investment securities .......................................    (55,348,780)        (29,608,507)
   Loans made to customers net cash activity ...............................     (1,239,102)         (6,831,695)
   Capital expenditure .....................................................       (102,841)           (620,208)
   Proceeds from sale of other real estate .................................         11,759              13,949
                                                                               ------------        ------------
Net cash provided by (used in) investing activities ........................     (6,678,964)         (5,046,461)
                                                                               ------------        ------------
Cash flows from financing activities
   Net increase (descrease) in demand deposits, NOW
   account, savings accounts and certificates of deposit ...................     13,595,493           3,519,482
Purchase of treasury stock .................................................            -0-                 -0-
                                                                               ------------        ------------
Net cash provided by (used in) financing ...................................     13,595,493           3,519,482
                                                                               ------------        ------------
Net increase (descrease) in cash and cash equivalents ......................      7,199,999          (1,346,767)
                                                                               ------------        ------------

Cash and cash equivalents at beginning of year:
   Cash and due from banks .................................................      3,682,131           3,467,302
   Federal funds sold ......................................................      5,650,000          11,150,000
                                                                               ------------        ------------
Cash and cash equivalents at beginning of year .............................      9,332,131          14,617,302
                                                                               ------------        ------------
Cash and cash equivalents at June 30, 1999
   Cash and due from banks .................................................      4,882,130           4,670,535
   Federal funds sold ......................................................     11,650,000           8,600,000
                                                                               ------------        ------------
Cash and cash equivalents at June 30, 1999 .................................   $ 16,532,130        $ 13,270,535
                                                                               ------------        ------------
                                                                               ------------        ------------
Supplemental disclosures of cash flow information:
   Cash paid for interest ..................................................      2,214,566           1,927,599
   Cash paid for income tax ................................................        172,168             374,414


The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

    Non-accrual loans more than doubled from year-end, 1998 levels due to defaults and subsequent foreclosures on two, larger commercial credits. It is management's belief that, failing action to cure the default by the borrowers, the commercial properties that serve as collateral will be sold for amounts sufficient to cover the outstanding balances. The restructured loan total at period-end represents one troubled commercial credit which has received a below-market interest rate.

                            TABLE 1 PROBLEM ASSETS


(dollars in thousands)                            June 30           December 31
                                                  -------   --------------------------
                                                   1999      1998      1997      1996
Nonaccrual loans                                  $  723    $  351    $  809    $  759
Past-due loans (over 90 days)                        -0-       -0-       -0-       -0-
Restructured loans                                   264       741     2,465     2,148
                                                  ------    ------    ------    ------
        Total problem loans                       $  987    $1,065    $3,274    $2,907
Foreclosed assets
        Real estate                                   20        48         9       300
        In-substance foreclosures                    -0-       -0-       -0-       -0-
        Other                                         25        28         5        34
                                                  ------    ------    ------    ------
                Total Problem Assets              $1,032    $1,141    $3,288    $3,241

Total problem loans as
        a percentage of total loans                  1.0%      1.1%      4.1%      4.1%
Total problem assets as a
        percentage of total loans
        and foreclosed assets                        1.1%      1.2%      4.1%      4.5%

                            TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                            June 30         December 31
                                                  -------     --------------------
                                                   1999        1998         1997
Commercial                                        $ 7,145     $ 7,371      $ 5,762
Agricultural                                        4,069       4,156        3,459
Real Estate-Construction                            5,412       6,423        1,960
Real Estate-Mortgage                               68,757      66,652       59,562
Installment loans to Individuals                   10,387       9,967        8,865
                                                  -------     -------      -------
        Totals                                    $95,770     $94,569      $79,608


SOURCES AND USES OF FUNDS

    Deposit growth for the first half of 1999 was $13,595,493 and exceeded that which occurred in the first half of 1998 by $10,076,011. This growth, a result of higher deposit offering rates, was largely deployed into cash-equivalents, with $6,000,000 going into Fed Funds Sold and $5,978,922 going into short term investments during the first half of 1999. Loan growth for the current period was far smaller than the year-ago period, $1,239,102 vs $6,831,695, and is a result of lower current loan demand. (Please see Statement of Cash Flows, P-3 and Balance Sheet, P-1)

LIQUIDITY

    Liquidity increased significantly over the first half of 1999, with period-end holdings of cash and due from banks, short term securities and Fed Funds Sold representing 35% of period-end liabilities, compared with 28% at year-end, 1998 (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

    The recent increase in the percentage of earning assets held in the form of short term securities or as Fed Funds Sold increases the bank's ability to reprice to higher interest rates, especially in comparison with higher leveraged loan accounts which can arguably only tolerate a slight increase in interest rates, if any. The overall picture, however, is still one in which bank earnings decline if rates increase significantly and rise if they do the inverse. (Please see Table 3, P-7)

                     INTEREST RATE SENSITIVITY MANAGEMENT

                         Table 3 - REPRICING SCHEDULE
                                   6-30-99

(dollars in thousands)                   3 MO             3-12              1-5            OVER
                                        OR LESS          MONTHS            YEARS          5 YEARS
                                        -------          ------            -----          -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                 14,584          50,019            30,118             304

Federal Funds Sold                      11,650             -0-               -0-             -0-

Taxable Securities **                   30,000             -0-               -0-             -0-

Municipal Bonds                             -0-            -0-               -0-             -0-

        TOTAL                           56,234          50,019            30,118             304


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit            27,129          30,521             4,229             -0-

NOW Accounts                             2,337             -0-               -0-             -0-

Super NOW Accounts                      25,120             -0-               -0-             -0-

Savings Accounts                         9,447             -0-               -0-             -0-

MMDA Accounts                           13,982             -0-               -0-             -0-

        TOTAL                           78,015          30,521             4,229             -0-

Interest Rate Sensitivity Gap          (21,781)         19,498            25,889             304

Cumulative Interest Rate
        Sensitivity Gap                (21,781)         (2,283)           23,606          23,910


* Does not include $723,000 in nonaccruing loans or overdrawn demand deposits of $22,000

**   Does not include $24,000 in Federal Reserve Bank stock

INVESTMENT SECURITIES

                                    TABLE 4

                                                                 CARRYING     UNREALIZED    UNREALIZED         MARKET
(dollars in thousands)                                             VALUE         GAINS        LOSSES          VALUE
JUNE 30, 1999
(1)   Held-to-Maturity:
        U.S. Treasury Securities                                      --            --            --               --
        Other                                                   29,843,479          --            --       29,843,479
(2)   Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                                      --            --            --               --
        Other                                                       24,000          --            --           24,000
                                                               -----------    --------      --------      -----------
                                                                29,867,479          --            --       29,867,479
                                                               -----------    --------      --------      -----------
DECEMBER 31, 1998
(1)   Held-to-Maturity:
        U.S. Treasury Securities                                      --            --            --               --
        Other                                                   23,864,557       4,493            --       23,869,050
(2)   Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                                      --            --            --               --
        Other                                                       24,000          --            --           24,000
                                                               -----------    --------      --------      -----------
                                                                23,888,557       4,493            --       23,893,050
                                                               -----------    --------      --------      -----------
DECEMBER 31, 1997
(1)   Held-to-Maturity:
        U.S. Treasury Securities                                12,036,450          --           2,700     12,033,750
        Other                                                   15,951,840          --             284     15,951,556
(2)   Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                                      --            --            --             --
        Other                                                       24,000          --            --           24,000
                                                               -----------    --------      --------      -----------
                                                                28,012,290          --           2,984     28,009,306
                                                               -----------    --------      --------      -----------


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

CAPITALIZATION:

    Since the predominant first half asset growth consisted of low risk, cash equivalents, both risk-based capital ratios increased. The Tier 1 leverage ratio declined, however, due to a robust asset growth rate which outstripped retained earnings growth. (Please see Table 5, P-9)

                              Table 5 - CAPITAL

                                                           * JUNE 30      DECEMBER
                                                              1999          1998
Tier 1 risk-based capital
        (minimum is 4%)                                    14.49%          14.16%

Tier 1 + Tier 2 risk based capital
        (minimum is 8%)                                    15.75%          15.41%

Tier 1 leverage (minimum is 3%)                             8.42%           8.80%
           *ESTIMATE


RESULTS OF OPERATIONS

NET INTEREST INCOME

    While total interest income ran consistently above the year-ago figures throughout the first half, total interest expense diverged and grew at an increasing rate as the period progressed. This was due to the market rate increases which occurred during the second quarter and the disproportionately greater impact of same on the bank's liability sources. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

    Loan loss provisions continue at a high level, primarily as a result of charge-off activity and not, as in prior periods, as a result of loan growth.

    Non interest income was comparable to prior periods and reflected deposit growth through higher service charge income.

    Increases in wages and employee benefits represented approximately two thirds of the total increase in first half, non-interest expense. The increase was significant and was reflective of increased staffing of new facilities and pay hikes which have yet to be offset by revenue growth. (Please see Statement of Income, P-2)

YEAR 2000 READINESS

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

    The awareness and assessment phases were completed during the first quarter of 1998. The renovation phase was substantially completed by the end of 1998 with the exception of credit reporting software at the bank's main facility. Compliant credit reporting software was installed during the second quarter of 1999. The validation phase is ongoing and on schedule and substantially all testing has now been performed at least once. Of primary importance during this phase is the proxy testing of all applications currently provided by the bank's third party provider of computing services. These services are highly critical to bank operations and any significant interruptions in them could materially impact the bank's results. Finally, the implementation phase is ongoing and will continue beyond the end of the millennium.

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


                                       THE REPUBLIC CORPORATION


Date: July 15, 1999                    /S/ J. Ed Eisemann, IV
                                       --------------------------
                                       Chairman of the Board


Date: July 15, 1999                    /S/ Catherine G. Eisemann
                                       --------------------------
                                       Director