Form 10-Q
period 1999-09-30
REPUBLIC CORP /TX/
filed 1999-10-29
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1999.    Commission file Number 0-8597
                                                 -----------------------------

                            THE REPUBLIC CORPORATION

Texas                                                               74-0911766
-----                                                               ----------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

5340 Weslayan - P.O. Box 270462, Houston, TX            77277
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   713-993-9200
                                                    ---------------

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
                                                   Outstanding at Sept. 30,
                                                    1999, (excluding 23,119
                                                    shares held as treasury
                                                    shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                                                     Page
                                                                                                     ----
Part I.      Financial Information

             Item 1.    Financial Statements (unaudited)

                        Consolidated Balance Sheets
                             December 31, 1998, and September 30, 1999.                                1

                        Consolidated Statements of Income for the three months
                             and nine months ended September 30, 1998 and 1999.                        2

                        Consolidated Statements of Cash Flows for the nine
                             months ended September 30, 1998 and 1999.                                 3

                        Notes to Financial Statements                                                  4

             Item 2.    Management's Discussion and Analysis                                           5-10

Part II.     Other Information                                                                         11

Signatures                                                                                             12

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                        September 30          December 31
                                                                            1999                  1998
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) ..............................        $  6,004,793         $   3,682,131
Investment securities:
        Held-to-maturity
               Market value at 9-30-99  37,784,703 ............
               Market value at 12-31-98 23,869,050 ............          37,784,703            23,864,557
        Available-for-sale
               Market value at 9-30-99      24,000 ............
               Market value at 12-31-98     24,000 ............              24,000                24,000
                                                                      -------------         -------------
                                                                       $ 43,813,496         $  27,570,688

Loans .........................................................          96,073,394            94,569,025
        Plus: Uncollected earned interest .....................             839,750               847,969
        Less: Allowance for losses ............................          (1,325,000)           (1,233,000)
        Net loans and other receivables .......................          95,588,144            94,183,994
                                                                      -------------         -------------
Federal funds sold ............................................          10,300,000             5,650,000
Property, equipment and vehicles (net)  .......................           2,602,941             2,610,729
Other real estate .............................................             221,779                47,658
Goodwill ......................................................             436,079               436,079
Other assets ..................................................             468,415               776,201
                                                                      -------------         -------------
        Total assets ..........................................        $153,430,854         $ 131,275,349
                                                                      -------------         -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing) .........................        $ 18,227,878         $  16,718,279
        Savings, time and demand (Interest-bearing)  ..........         120,836,077           100,632,666
                                                                      -------------         -------------
                                                                       $139,063,955         $ 117,350,945

Accounts payable and accrued interest payable .................           1,108,639               985,528
Accrued taxes payable .........................................             397,452               641,266
                                                                      -------------         -------------

        Total liabilities .....................................        $140,570,046         $ 118,977,739
                                                                      -------------         -------------

Minority Interest in Consolidated Subsidiary ..................             277,755               264,371
                                                                      -------------         -------------

Stockholders' Equity
        Common stock (par value $1; 750,000 shares
        authorized, 356,844 shares issued including
        stock held in treasury)  ..............................             356,844               356,844
Additional paid-in capital ....................................             234,931               234,931
Less cost of treasury stock (23,119 shares at 9-30-99 and
        23,119 at 12-31-98)  ..................................             (91,303)              (91,303)
                                                                      -------------         -------------
               Total contributed capital ......................             500,472               500,472
                                                                      -------------         -------------
Retained earnings .............................................          12,082,581            11,532,767
                                                                      -------------         -------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes)  ....................                 -0-                   -0-
               Stockholders'equity ............................          12,583,053            12,033,239
                                                                      -------------         -------------
        Total liabilities and stockholders equity .............        $153,430,854         $ 131,275,349
                                                                      -------------         -------------

The accompanying note is an integral part of these financial statements.

                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                      Three Months Ended                 Nine Months Ended
                                                                     ------------------                ------------------
                                                                Sept. 30          Sept. 30           Sept. 30          Sept. 30
                                                                   1999             1998               1999              1998
Interest Income
      Interest and fees on loans                               $ 2,089,483      $ 1,968,034        $ 6,136,693       $ 5,652,721
      Interest on funds sold and securities
           purchased under agreement to resell                     156,546          227,182            353,178           520,234
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                                419,930          268,858          1,050,792         1,010,636
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                              -0-              -0-                -0-               -0-
                                                               -----------      -----------        -----------       -----------
           Total interest on investments                           576,476          496,040          1,403,970         1,530,870
                                                               -----------      -----------        -----------       -----------
           Total interest income                                 2,665,959        2,464,074          7,540,663         7,183,591
                                                               -----------      -----------        -----------       -----------
Interest expense:
      Interest on deposits                                       1,358,252        1,177,833          3,670,117         3,423,241
                                                               -----------      -----------        -----------       -----------
           Total Interest expense                                1,358,252        1,177,833          3,670,117         3,423,241
                                                               -----------      -----------        -----------       -----------
      Net interest income                                        1,307,707        1,286,241          3,870,546         3,760,350
Provision for loan losses                                          (46,658)         (67,808)          (154,392)         (185,989)
                                                               -----------      -----------        -----------       -----------
      Net interest income after provision for
           loan losses                                           1,261,049        1,218,433          3,716,154         3,574,361
                                                               -----------      -----------        -----------       -----------
  Other income:
      Service charges on deposit accounts                           55,215           53,096            160,221           153,061
      Other service charges, commission and fees                    81,077           66,409            213,193           186,314
      Gain on sale of securities                                         -                -                  -               -0-
           Net income- other real estate                               100            5,583             15,939            38,860
      Other income                                                  18,297           20,326             52,308            51,735
                                                               -----------      -----------        -----------       -----------
           Total other income                                      154,689          145,414            441,661           429,970
                                                               -----------      -----------        -----------       -----------
Other expenses:
      Salaries and wages                                           479,080          394,434          1,395,165         1,079,542
      Employee benefits                                            126,201           92,154            346,700           252,523
      Net occupancy expenses                                        88,268           59,981            229,192           193,018
      Furniture and equipment expenses                              24,104           42,774             89,624            95,907
      Depreciation other than rental property                       67,218           74,208            185,522           162,621
      Net cost-other real estate                                         -                -                  -               -0-
      Computer service center                                       46,502           43,472            160,145           146,240
      FDIC-insurance                                                 3,785            3,268             14,351            16,692
      Professional services                                         41,756           43,305            119,863           111,111
      Advertising                                                   39,222           45,363            101,564            88,597

      Other operating expenses                                     224,106          192,792            598,491           509,601
                                                               -----------      -----------        -----------       -----------
           Total other expenses                                  1,140,242          991,751          3,240,617         2,655,852
                                                               -----------      -----------        -----------       -----------
           Income before income taxes                              275,496          372,096            917,198         1,348,479
      Less applicable income taxes (Current)                       113,000          154,000            354,000           519,000
                                                               -----------      -----------        -----------       -----------
           Income before reduction for minority interest           162,496          218,096            563,198           829,479
      Less minority interest income (loss)                           3,901            5,062             13,384            19,241
                                                               -----------      -----------        -----------       -----------
           Net income                                          $   158,595      $   213,034        $   549,814       $   810,238
                                                               -----------      -----------        -----------       -----------
           Earnings per share                                  $       .48      $       .64        $      1.65       $      2.43
                                                               -----------      -----------        -----------       -----------

The accompanying note is an integral part of these financial statements.

                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                         Nine  Months Ended
                                                                                   Sept. 30                 Sept. 30
                                                                                     1999                     1998
---------------------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
        Net income (loss)                                                          $    549,814        $    810,238
        Adjustments to reconcile net income to net cash
               provided by operating activities:
                      Depreciation ..........................................           247,363             216,037
                      Provision for loan losses .............................           154,392             185,989
                      Amortization (accretion) of discounts and
                           Premium ..........................................        (1,050,072)           (522,623)
                      Other real estate gains/net ...........................           (15,839)            (38,760)
                      Investment securities gains/net .......................              (100)                -0-
                      Re-appraisal - other real estate ......................               -0-                 -0-
                      (Decrease) increase in interest payable ...............          (123,111)            (51,482)
                      (Increase) decrease in interest receivable ............            (8,219)           (199,872)
                      (Increase) decrease in other assets ...................          (219,409)            437,240
                      Increase (decrease) in other liabilities ..............           230,430            (172,290)
                                                                                   ------------        ------------
Total adjustments ...........................................................          (784,565)           (145,761)
                                                                                   ------------        ------------
Net cash provided by (used in) operating activities .........................          (234,751)            664,477
                                                                                   ------------        ------------
Cash flows from investing activities
        Proceeds from maturities of investment securities ...................        80,000,000          58,000,000
        Purchase of investment securities....................................       (92,870,073)        (53,181,717)
        Loans made to customers net cash activity ...........................        (1,407,708)        (12,117,375)
        Capital expenditure .................................................          (239,575)           (965,650)
        Proceeds from sale of other real estate .............................            11,759              13,949
                                                                                   ------------        ------------
Net cash provided by (used in) investing activities .........................       (14,505,597)         (8,250,793)
                                                                                   ------------        ------------
Cash flows from financing activities
        Net increase (decrease) in demand deposits, NOW
        account, savings accounts and certificates of deposit ...............        21,713,010          15,348,341
        Purchase of treasury stock ..........................................               -0-                 -0-
                                                                                   ------------        ------------
Net cash provided by (used in) financing activities .........................        21,713,010          15,348,341
                                                                                   ------------        ------------
Net increase (decrease) in cash and cash equivalents ........................         6,972,662           7,762,025
                                                                                   ------------        ------------

 Cash and cash equivalents at beginning of year:
        Cash and due from banks .............................................         3,682,131          3,467,3021
        Federal funds sold ..................................................         5,650,000          11,150,000
                                                                                   ------------        ------------
Cash and cash equivalents at beginning of year ..............................         9,332,131          14,617,302
                                                                                   ============        ============
Cash and cash equivalents at Sept. 30, 1999
        Cash and due from banks .............................................         6,004,793           4,379,327
        Federal funds sold ..................................................        10,300,000          18,000,000
                                                                                   ------------        ------------
Cash and cash equivalents at Sept. 30, 1999 .................................      $ 16,304,793        $ 22,379,327
                                                                                   ============        ============
Supplemental disclosures of cash flow information:
        Cash paid for interest ..............................................         3,547,006           3,068,297
        Cash paid for income tax ............................................           330,168             515,414

   The accompanying note is an integral part of these financial statements.

                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                               September 30, 1999

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


















                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

        Loans placed on non-accrual are higher than the year-end, 1998 level due to the pending foreclosures on two residential properties in the Trinidad market. These properties, as well as the one commercial property already classified as foreclosed real estate, are expected to sell in the near term for amounts equivalent to or in excess of current book value. The restructured loan total continues to represent a troubled commercial construction loan that has been modified contractually to a lower interest rate.

                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                    September 30                   December 31
                                          ------------        ------------------------------------
                                               1999            1998           1997            1996
Nonaccrual loans                             $  530          $  351          $ 809          $  759
Past-due loans (over 90 days)                   -0-             -0-            -0-             -0-
Restructured loans                              283             741          2,465           2,148
                                             ------          ------         ------          ------
        Total problem loans                  $  813          $1,065         $3,274          $2,907
Foreclosed assets
        Real estate                             222              48              9             300
        In-substance foreclosures               -0-             -0-            -0-             -0-
        Other                                    12              28              5              34
                                             ------          ------         ------          ------
                Total Problem Assets         $1,047          $1,141         $3,288          $3,241
Total problem loans as
        a percentage of total loans              .8%            1.1%           4.1%            4.1%
        Total problem assets as a
        percentage of total loans
        and foreclosed assets                   1.1%            1.2%           4.1%            4.5%

                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                       September  30             December31
                                             -------------     -----------------------
                                                  1999            1998           1997
Commercial                                       $ 7,138        $ 7,371        $ 5,762
Agricultural                                       3,973          4,156          3,459
Real Estate-Construction                           5,889          6,423          1,960
Real Estate-Mortgage                              68,453         66,652         59,562
Installment loans to Individuals                  10,620          9,967          8,865
                                                 -------        -------        -------
        Totals                                   $96,073        $94,569        $79,608

                                       (5)

SOURCES AND USES OF FUNDS

        Deposit growth for the first three quarters of 1999 came in at $21,713,010, compared to $15,348,341 for the same period last year. The use of these funds differed markedly, with the bulk of the 1999 growth being deployed into short term investments and the bulk of the 1998 growth being deployed into the loan portfolio. (Please see Statement of Cash Flows, P-3 and Balance Sheet, P-1)

LIQUIDITY

        The total of cash and due from banks, short term securities and Fed Funds Sold at period end came to 38% of total liabilities, significantly higher than the 28% which prevailed at year-end, 1998. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

        The relationship between rate sensitive assets and liabilities maturing in two years or less has not materially changed year to date in 1999 since substantially all of the growth in rate sensitive deposits has been offset by similar growth in short term, rate sensitive assets. ( Please see Table 3, P-7)












                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     9-30-99

                                           3 MO            3-12             1-5           OVER
                                          OR LESS         MONTHS           YEARS         5 YEARS
                                          -------         ------           -----         -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                   14,314         50,187           30,853           189

Federal Funds Sold                        10,300             -0-              -0-           -0-

Taxable Securities **                     38,000             -0-              -0-           -0-

Municipal Bonds                               -0-            -0-              -0-           -0-

        TOTAL                             62,614         50,187           30,853           189


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit              28,738          29,967           5,640            -0-

NOW Accounts                               2,160              -0-             -0-           -0-

Super NOW Accounts                        30,755              -0-             -0-           -0-

Savings Accounts                           9,809              -0-             -0-           -0-

MMDA Accounts                             14,086              -0-             -0-           -0-

        TOTAL                             85,548          29,967           5,640            -0-

Interest Rate Sensitivity Gap            (22,934)         20,220          25,213           189

Cumulative Interest Rate
        Sensitivity Gap                  (22,934)         (2,714)         22,499        22,688

     * Does not include $530,000 in nonaccruing loans or overdrawn demand deposits of $8,000
     **   Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES

                                     TABLE 4

                                                       CARRYING        UNREALIZED        UNREALIZED        MARKET
                                                        VALUE             GAINS            LOSSES           VALUE
                                                        -----             -----            ------           -----

SEPTEMBER  30, 1999
(1)     Held-to-Maturity:
        U.S. Treasury Securities                             --                  --             --                --
        Other                                        37,784,703                  --             --        37,784,703
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --             --                --
        Other                                            24,000                  --             --            24,000
                                                     ----------          ----------     ----------        ----------
                                                     37,808,703                  --             --        37,808,703
                                                     ----------          ----------     ----------        ----------
DECEMBER 31, 1998
(1)     Held-to-Maturity:
        U.S. Treasury Securities                             --                  --             --                --
        Other                                        23,864,557               4,493             --        23,869,050
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --             --                --
        Other                                            24,000                  --             --            24,000
                                                     ----------          ----------     ----------        ----------
                                                     23,888,557               4,493             --        23,893,050
                                                     ----------          ----------     ----------        ----------
DECEMBER 31, 1997
(1)     Held-to-Maturity:
        U.S. Treasury Securities                     12,036,450                  --          2,700        12,033,750
        Other                                        15,951,840                  --            284        15,951,556
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --             --                --
        Other                                            24,000                  --             --            24,000
                                                     ----------          ----------     ----------        ----------
                                                     28,012,290                  --          2,984        28,009,306
                                                     ----------          ----------     ----------        ----------

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

                                       (8)

CAPITALIZATION:

        The rapid asset growth year to date, coupled with the modest growth in retained earnings, caused the Tier 1 leverage ratio to decline significantly from the year-end, 1998 level. Both risk-based capital ratios increased, however, since practically all of the asset growth during 1999 has been in low risk investment categories. (Please see Table 5, P-9)

                                TABLE 5 - CAPITAL

                                            *September 30      December 31
                                                 1999              1998
                                            -------------      -----------
Tier 1 risk-based capital
        (minimum is 4%)                         14.37%            14.16%

Tier 1 + Tier 2 risk based capital
        (minimum is 8%)                         15.63%            15.41%

Tier 1 leverage (minimum is 3%)                  8.07%             8.80%
           *Estimate

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Growth in net interest income has slowed significantly due to the reduced loan demand in 1999 and consequent growth in lower yielding investments, coupled with the disproportionately greater impact of Fed tightening on the bank's deposit costs. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

        Loan loss provisions are somewhat lower due to much reduced loan growth and slightly lower risk exposure in the loan portfolio.

        Non-interest income rose due to growth in loan fee income over the prior year period.

        The significant growth in non-interest expense, largely driven by growth in salaries, is tied to the recent expansion of facilities and staffing. (Please see Statement of Income, P-2)

                                       (9)

YEAR 2000 READINESS

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

                                      (10)

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

                                            THE REPUBLIC CORPORATION

Date: October 22, 1999                      /s/ J. Ed Eisemann, IV
                                            --------------------------
                                            Chairman of the Board

Date: October 22, 1999                      /s/ Catherine G. Eisemann
                                            --------------------------
                                            Director















                                      (12)