Form 10-K405
period 1999-12-31
REPUBLIC CORP /TX/
filed 2000-03-13
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 1999
                          Commission file number 0-8597

                            THE REPUBLIC CORPORATION
             (Exact name of registrant as specified in its charter)


             TEXAS                                       74-0911766
 -------------------------------                     -------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)


     5340 Weslayan, P.O. Box 270462
           Houston, Texas                                  77277
----------------------------------------                 ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $624,115 as of January 31, 2000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                       Common Stock par value $1 per share
               333,725 shares outstanding as of December 31, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                              REPUBLIC CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                              PAGE
                                                                              ----
IMPORTANT TERMS

PART I
        ITEM 1.  BUSINESS .................................................   1-12

        ITEM 2.  PROPERTIES ...............................................   12

        ITEM 3.  LEGAL PROCEEDINGS ........................................   12

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITIES HOLDERS ....................................   12
PART II

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS ..........................   12

        ITEM 6.  SELECTED FINANCIAL DATA ..................................   13

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............   14-19

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   20-40

        ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE ......................   41
PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT ........................................   42

        ITEM 11. EXECUTIVE COMPENSATION ...................................   43

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT .........................   44

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........   45

PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K ..................................   46-47

        SIGNATURES ........................................................   48

        SUPPLEMENTAL INFORMATION ..........................................   49


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

EMPLOYEES. The Bank had 68 full time equivalent employees on December 31, 1999.

COMPETITION

     The Bank's primary market area is Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. In this market are two other bank charters, four branch offices, and a savings and loan association. The deposits of the Bank are larger than those of the savings and loan and larger than those of each of the other bank offices. The Bank competes with these institutions in obtaining new deposits, making loans, and providing additional banking services.

     The principal methods of competition in the industry are price (i.e. interest rates and fees) and service. Inasmuch as rate and fee structures at all local competitors are somewhat similarly constrained by net interest income objectives, competitive pressure and the restraint that must necessarily be exercised in smaller communities of modest means, the primary arena for competition is service. Community banks are uniquely able to provide the type of personal service that is typically of greatest value in smaller, less populated markets such as Las Animas, Huerfano and Colfax Counties. The ability of the bank to successfully market this type of service delivery, along with a reasonable selection of more modern and less personal means of access, will determine its ultimate competitive success.

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

                                    TABLE #1


Year Ended December 31, 1999                          Average      Interest     Yield/
(Dollars in Thousands)                                Balance      Rev./Exp.     Rate
ASSETS
     Investment securities:
          Taxable ................................   $  27,856     $   1,442      5.2%
          Tax exempt .............................        --            --         --
     Loans .......................................      96,033         8,249      8.6%
          Less: Reserve for loan loss ............      (1,305)
     Funds sold ..................................      12,640           636      5.0%
                                                     ---------     ---------      ---
          Total Earning Assets ...................     135,244        10,327      7.6%
                                                     ---------     ---------      ---

     Cash and due from banks .....................       5,488
     Other assets ................................       4,267
                                                     ---------

          TOTAL ASSETS ...........................   $ 144,979
                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest bearing demand deposits ............   $  44,448     $   1,775      3.9%
     Savings deposits ............................       9,391           261      2.8%
     Time deposits ...............................      61,871         3,110      5.0%
                                                     ---------     ---------      ---
          TOTAL INTEREST BEARING
          LIABILITIES ............................     115,710         5,146      4.4%
                                                     ---------     ---------      ---

NET INTEREST REVENUE .............................                 $   5,181      3.2%
                                                                   =========

NET INTEREST REVENUE TO EARNING ASSETS ...........                                3.8%

     Demand deposits (non-interest
          bearing) ...............................   $  15,375
     Other liabilities ...........................       1,350
     Stockholders' equity ........................      12,544
                                                     ---------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY ...................   $ 144,979
                                                     =========


                                    TABLE #2

Year Ended December 31, 1998                          Average      Interest     Yield/
(Dollars in Thousands)                                Balance      Rev./Exp.    Rate
ASSETS
     Investment securities:
          Taxable ................................   $  23,399     $   1,335      5.7%
          Tax exempt .............................        --            --         --
     Loans .......................................      87,275         7,683      8.8%
          Less: Reserve for loan loss ............      (1,145)
     Funds sold ..................................      12,435           665      5.3%
                                                     ---------     ---------      ---
          Total Earnings Assets ..................     121,964         9,683      7.9%
                                                     ---------     ---------      ---

     Cash and due from banks .....................       3,696
     Other assets ................................       4,224
                                                     ---------

          TOTAL ASSETS ...........................   $ 129,884
                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest bearing demand deposits ............   $  35,669     $   1,295      3.6%
     Savings deposits ............................       9,282           252      2.7%
     Time deposit ................................      55,591         3,024      5.4%
                                                     ---------     ---------      ---
          TOTAL INTEREST BEARING
          LIABILITIES ............................     100,542         4,571      4.5%
                                                     ---------     ---------      ---

NET INTEREST REVENUE .............................                 $   5,112      3.4%
                                                                   =========

NET INTEREST REVENUE TO EARNING ASSETS ...........                                4.2%

     Demand deposits (non-interest
          bearing) ...............................   $  16,114
     Other liabilities ...........................       1,463
     Stockholders' Equity ........................      11,765
                                                     ---------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY ...................   $ 129,884
                                                     =========


                                    TABLE #3


Year Ended December 31, 1997                         Average       Interest     Yield/
(Dollars in Thousands)                               Balance       Rev./Exp.     Rate
ASSETS
     Investment Securities:
          Taxable ................................   $  20,588     $   1,112      5.4%
          Tax exempt .............................        --            --         --
     Loans .......................................      75,870         6,796      8.9%
          Less: Reserve for Loan Loss ............      (1,049)
     Funds Sold ..................................      20,917         1,129      5.4%
                                                     ---------     ---------      ---
          Total Earning Assets ...................     116,326         9,037      7.8%
                                                     ---------     ---------      ---

     Cash and Due from Banks .....................       2,250
     Other Assets ................................       3,462
                                                     ---------

          TOTAL ASSETS ...........................   $ 122,038
                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest Bearing Demand Deposits ............   $  31,498     $   1,105      3.5%
     Savings Deposits ............................       9,381           259      2.8%
     Time Deposits ...............................      54,614         3,087      5.7%
                                                     ---------     ---------      ---
          TOTAL INTEREST BEARING
          LIABILITIES ............................      95,493         4,451      4.7%
                                                     ---------     ---------      ---

NET INTEREST REVENUE .............................                 $   4,586      3.1%
                                                                   =========

NET INTEREST REVENUE TO EARNING ASSETS ...........                                3.9%

     Demand Deposits (Non-Interest
          Bearing) ...............................   $  14,315
     Other Liabilities ...........................       1,409
     Stockholders' Equity ........................      10,821
                                                     ---------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY ...................   $ 122,038
                                                     =========


     The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.


Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4


                                           1999 vs 1998               1998 vs 1997
                                      ----------------------    ------------------------
                                               Yield/                     Yield/
                                      Volume    Rate   Total    Volume     Rate    Total
                                      ----------------------    ------------------------
Increase (decrease) in
     interest income on:
Loans .............................   $ 742    $(175)   $ 567    $ 963    $ (77)   $ 886
Investment securities .............     227     (120)     107      160       63      223
Federal funds sold ................       8      (37)     (29)    (444)     (21)    (465)
                                      -----    -----    -----    -----    -----    -----
                                        977     (332)     645      679      (35)     644
                                      -----    -----    -----    -----    -----    -----
Increase (decrease) in
     interest expense on:
Demand deposits ...................     338      142      480      159       31      190

Savings ...........................       3        6        9       (1)      (6)      (7)
Time deposits .....................     310     (224)      86       99     (162)     (63)
                                      -----    -----    -----    -----    -----    -----
                                        651      (76)     575      257     (137)     120
                                      -----    -----    -----    -----    -----    -----

Net interest income ...............     326     (256)      70      422      102      524
                                      =====    =====    =====    =====    =====    =====


     The volume/rate variance was allocated to rate based on the percentage increase or decrease in relation to the total previous year rates with the remainder allocated to volume.

II. INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments held for sale):

                                    TABLE #5


December 31
(DOLLARS IN THOUSANDS)                       1999       1998     1997
                                           -------   -------   -------
U.S. Treasury Securities ...............   $     -   $     -   $12,036
Government Sponsored Agencies ..........    23,639    23,865    15,952
Other bonds, notes and securities ......        24        24        24
                                           -------   -------   -------
      TOTAL ............................   $23,663   $23,889   $28,012
                                           =======   =======   =======

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                    TABLE #6

                                                      Government         Federal
                                   U.S. Treasury       Sponsored       Reserve Bank
                                    Securities         Agencies           Stock
                                   ------------      ------------      ------------
                                   Amount/Yield      Amount/Yield      Amount/Yield
                                   ------------      ------------      ------------
Within one year ..............   $    --     --%     $23,639  5.6%     $    --   --%
After one year
      through five years .....        --     --%          --   --%          --   --%
After five years
      through ten years ......        --     --%          --   --%          --   --%
After ten years ..............        --     --%          --   --%          24  7.5%
                                 -------    ---      -------  ---      -------  ---
      TOTAL ..................   $    --     --%     $23,639  5.6%     $    24  7.5%
                                 =======    ===      =======  ===      =======  ===


III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):


                                    TABLE #7


                                                December 31,    December 31,
                                                    1999            1998
                                                ------------    ------------
Commercial .............................          $ 7,189          $ 7,371
Agricultural ...........................            3,464            4,156
Real Estate - Construction .............            6,112            6,423
Real Estate - Mortgage .................           71,257           66,652
Installment loans to Individuals .......           10,510            9,967
                                                  -------          -------
   TOTAL ...............................          $98,532          $94,569
                                                  =======          =======

There were no foreign loans at December 31, 1999 or December 31, 1998.

     Commercial, agricultural and real estate - construction loans at December 31, 1999 are presented by maturity as follows (dollars in thousands):

                                    TABLE #8


                                                          Due After
                                      Due in One          One Year            Due After
                                     Year or Less     Through Five Years      Five Years
Commercial:
      Fixed rates................     $  2,321          $     412               $    25
      Adjustable rates...........          431              3,810                   190
Agricultural:
      Fixed rates................            -              1,956                   254
      Adjustable rates...........            -                475                   779
Real Estate - Construction:
      Fixed rates................        6,112                  -                     -
      Adjustable rates...........            -                  -                     -


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

                                    TABLE #9


December 31 (Dollars in thousands)                                          1999       1998
-------------------------------------------------------------------------------------------
Non-accrual loans...........................................              $  837    $  351
Loans which are contractually past due 90 days or more
      as to interest or principal, but have not been put
      on a non-accrual basis (See discussion below).........                   -         -
Loans restructured to provide concessions to the
      borrower in order to maximize the recovery
      possibility of the bank...............................               1,022       714


     Foregone interest on restructured loans in 1998 was $15 thousand on recognized income of $68 thousand. Interest recognized in 1999 was $23 thousand with foregone interest of $3 thousand.

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

     Management has no information that would indicate that any loans on hand at December 31, 1999 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10

                                                    1999              1998
                                                  -------           -------
Balance - Beginning of year ............          $ 1,233           $ 1,070
                                                  -------           -------
Charge-offs:
  Commercial ...........................               48                20
  Agricultural .........................             --                --
  Real Estate - Construction ...........             --                --
  Real Estate - Mortgage ...............             --                  10
  Installment loans to Individuals .....               90                98
                                                  -------           -------
                                                  $   138           $   128
                                                  -------           -------
Recoveries:
  Commercial ...........................          $    21           $     4
  Agricultural .........................             --                --
  Real Estate - Construction ...........             --                --
  Real Estate - Mortgage ...............                7                12
  Installment loans to individuals .....               18                34
                                                  -------           -------
                                                  $    46           $    50
                                                  -------           -------

Net Charge-offs (recoveries) ...........          $    92           $   104
                                                  -------           -------
Provision - Charged to operations ......          $   238           $   241
                                                  -------           -------
Balance - End of Year ..................          $ 1,379           $ 1,233
                                                  =======           =======
Average loan balance outstanding .......          $96,033           $87,275
                                                  =======           =======
Percentage of net charge offs to
average loans outstanding ..............               .1%               .1%
                                                  =======           =======


     In 1999, the provision was still high based on the higher non-accrual and restructured loans and on an ongoing analysis of these loans.

     The provision for 1998 increased slightly over that of 1997. This was mainly due to a reduction in charge offs, a reduction in problem loans over the prior year and a significant loan growth for the period.

     The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11


                                                          December 31,                          December 31,
                                                               1999                                1998
                                                  -----------------------------    ------------------------------
                                                              Percent of Loans                  Percent of Loans
                                                              in Each Category                  in Each Category
                                                  Amount       to Total Loans      Amount        to Total Loans
                                                  ------      ----------------     ------       ----------------
Commercial .............................          $    6             7.3%          $    5               7.8%
Agricultural ...........................              12             3.5%              20               4.4%
Real Estate-
    Construction .......................              --             6.2%              --               6.8%
Real Estate-Mortgage ...................             318            72.3%             194              70.5%
Installment Loans ......................              65            10.7%              49              10.5%

Unallocated ............................             978             N/A              965              N/A
                                                  ------            ----           ------             -----
                                                  $1,379             100%          $1,233             100.0%
                                                  ======            ====           ======             =====


     The large, unallocated allowance for loan losses is being maintained in recognition of several risk factors inherent in the bank's loan portfolio. Foremost among these is the large concentration of loans of all types secured by real property. While the vast majority of these loans are performing and not in need of an allocated allowance, there has been significant growth in this area and a noticeable increase in appraised values has occurred. (Please see Table #7, P-8). Another significant area of concern is agricultural purpose loans. This grouping consists largely of livestock growers in the bank's market area and is uniquely vulnerable to adverse weather, crop or livestock disease and market price decline. Borrowers of this type that have required restructured terms or that have been non-performing receive an allocation of the bank's allowance. Those remaining, however, still represent a significant potential for loss should circumstances in that sector deteriorate further. At the time of this writing, estimated charge-offs for the coming year are not expected to exceed $200,000.00 and will be concentrated in the commercial and installment areas.

V. DEPOSITS

     The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

     At December 31, 1999, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $20,788,185. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12

3 months or less ..................     $10,128
Over 3 through 6 months ...........       5,453
Over 6 through 12 months ..........       4,139
Over 12 months ....................       1,068
                                        -------
                                        $20,788
                                        =======

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 1999 was $1,743,000.

                                    TABLE #13

For the year ended December 31                          1999      1998     1997
------------------------------                          -----     ----     ----
Return on Assets (Net income divided by
     average total assets) .......................        .4%      .7%       .9%
Return on Equity (Net income divided by
     average equity) .............................       4.8%     8.0%     10.5%
Dividend Payout Ratio (Dividends declared per
     share divided by net income per share) ......         0%       0%        0%

Equity to Assets Ratio (Average equity
     divided by average total assets .............       8.7%     9.1%      8.9%


ITEM 2. Properties:

     The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado. Approximately one-third (1/3) of the building is utilized by the bank. The remaining space is leased to other businesses. Additionally, a bank building in Walsenburg, Colorado was acquired in 1992. Banking operations at this location began in October of 1993. In 1996, two automatic teller locations were added. One is in Trinidad and the other is in La Veta, Colorado. A facility with banking operations and automated tellers was located in a Trinidad retail superstore and became operational in 1998. Also, an office space in Raton, New Mexico was leased and remodeled in 1999 for the purpose of conducting loan and deposit production activities. A ground lease near by the Raton facility was obtained and upon it was constructed a drive-thru automatic teller machine and automated night depository. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.

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

     (b) There were approximately 1,750 shareholders as of the date of this annual report.

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

     (c) No dividends have been declared in 1999 or 1998 and management has no intention to declare dividends in the immediate future.

ITEM 6. Selected financial data:

     The following table presents certain key financial information.

                                    TABLE #14


Selected Financial Data
Year Ended December 31
(Dollars in thousands)                               1999          1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------
Interest Income .............................     $ 10,328      $  9,683     $  9,038     $  8,320     $  7,648
Interest expense ............................        5,147         4,571        4,452        4,124        4,168
                                                  --------      --------     --------     --------     --------
     Net Interest Income ....................        5,181         5,112        4,586        4,196        3,480
Provision for Loan Losses ...................          238           241          230          393         --
                                                  --------      --------     --------     --------     --------
     Net Interest Income after
          Provision for Loan Losses .........        4,943         4,871        4,356        3,803        3,480
Non-Interest Income .........................          636           597          623          473          389
Securities Gains ............................         --            --           --           --           --
Non-Interest Expense:
     Personnel Expenses .....................        2,277         1,872        1,532        1,391        1,266
     Other Expenses .........................        2,315         2,035        1,587        1,510        1,388
                                                  --------      --------     --------     --------     --------
Income Before Income Taxes ..................          987         1,561        1,860        1,375        1,215
Applicable Income Taxes .....................          373           593          699          514          378
                                                  --------      --------     --------     --------     --------
Income before Reduction for Minority
     Interest or Security Gains or
     Losses .................................          614           968        1,161          861          837
Less Minority Interest ......................          (15)           23           27           20           20
                                                  --------      --------     --------     --------     --------
Net Income ..................................     $    599      $    945     $  1,134     $    841     $    817
                                                  ========      ========     ========     ========     ========
Net Income per Common Share (2) .............     $   1.80      $   2.83     $   3.40     $   2.52     $   2.44
                                                  ========      ========     ========     ========     ========
Dividends Declared per Common Share(2) ......     $      0      $      0     $      0     $      0     $      0
                                                  ========      ========     ========     ========     ========


(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)      1999        1998         1997         1996         1995
-------------------------------------------------------------------------------------
Loans ..............     $ 98,532     $ 94,569     $ 79,608     $ 71,593     $ 63,425
Total Assets .......      155,606      131,275      125,190      114,963      109,018
Long-Term Debt .....            0            0            0            0            0


ITEM 7. Management's discussion and analysis of financial condition and results of operations:

FINANCIAL CONDITION

ASSET QUALITY

                                   TABLE #15

December 31 (Dollars in thousands)                  1999        1998        1997        1996        1995
---------------------------------------------------------------------------------------------------------
Nonaccrual Loans ............................     $  837      $  351      $  809      $  759      $  183
Past-Due Loans* .............................       --          --          --          --          --
Restructured Loans ..........................      1,022         714       2,465       2,148         593
                                                  ------      ------      ------      ------      ------
     Total Problem Loans ....................      1,859       1,065       3,274       2,907         776

Foreclosed Assets
     Real Estate ............................         43          48           9         300        --
     In-Substance Foreclosures...............       --          --          --          --          --
     Other...................................         23          28           5          34        --
                                                  ------      ------      ------      ------      ------
          Total Problem Assets ..............     $1,925      $1,141      $3,288      $3,241      $  776

Total Problem Loans as a
     Percentage of Total Loans ..............        1.9%        1.1%        4.1%        4.1%        1.2%
Total Problem Assets as a Percentage of
     Total Loans and Foreclosed Assets ......        2.0%        1.2%        4.1%        4.5%        1.2%

Reserve Coverage Ratio ** ...................       74.2%      115.8%       32.7%       33.2%      112.0


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments

**  Allowance for loan losses divided by problem loans

                                    TABLE #16

                            INTEREST RATE SENSITIVITY


December 31, 1999 (Dollars in thousands)
                                          3 Mo          3-12          1-5         Over
                                         Or Less       Months        Years       5 Years
                                         -------       ------        -----       -------
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans * ...........................     $ 17,126      $ 45,822      $ 34,349     $    382

Federal Funds Sold ................       22,500            --            --           --

Taxable Securities** ..............           --        24,050            --           --

Municipal Bonds ...................           --            --            --           --

     TOTAL ........................       39,626        69,872        34,349          382

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit ......       27,547        34,093         6,862           --

NOW Accounts ......................        1,792            --            --           --

Super NOW Accounts ................       28,725            --            --           --

Savings Accounts ..................        9,533            --            --           --

MMDA Accounts .....................       14,168            --            --           --

     TOTAL ........................       81,765        34,093         6,862           --

Interest Rate Sensitivity Gap .....      (42,139)       35,779        27,487          382

Cumulative Interest Rate
     Sensitivity Gap ..............      (42,139)       (6,360)       21,127       21,509


* Does not include $837 thousand in nonaccruing loans and $10 thousand in overdrafts.

**   Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                    TABLE #17
                                AND FOOTNOTES 1-2


                                              Carrying        Unrealized       Unrealized      Market
                                                Value            Gains           Losses         Value
                                             -----------     -----------     -----------     -----------
DECEMBER 31, 1999
(1) Held-to-Maturity:
     U.S. Treasury Securities ..........     $        --     $        --     $        --     $        --
     Other .............................      23,639,383              --           9,081      23,630,302
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --              --              --              --
     Other .............................          24,000              --              --          24,000
                                             -----------     -----------     -----------     -----------
                                              23,663,383              --           9,081      23,654,302
                                             -----------     -----------     -----------     -----------
DECEMBER 31, 1998
(1) Held-to-Maturity:
     U.S. Treasury Securities ..........              --              --              --              --
     Other .............................      23,864,557           4,493              --      23,869,050
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --              --              --              --
     Other .............................          24,000              --              --          24,000
                                             -----------     -----------     -----------     -----------
                                              23,888,557           4,493              --      23,893,050
                                             -----------     -----------     -----------     -----------

DECEMBER 31, 1997
(1) Held-to-Maturity:
     U.S. Treasury Securities ..........      12,036,450              --           2,700      12,033,750
     Other .............................      15,951,840              --             284      15,951,556
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --              --              --              --
     Other .............................          24,000              --              --          24,000
                                             -----------     -----------     -----------     -----------
                                              28,012,290              --           2,984      28,009,306
                                             -----------     -----------     -----------     -----------



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

(2) Securities that the bank may sell in response to changes in market conditions or in the balance sheet objectives of the bank. Securities in this category will be reported at the fair market value. Unrealized gains or losses (net of tax) will be reported as a separate item in the shareholders' equity section of the balance sheet. Adjustments will be recorded at least quarterly.

ASSET QUALITY

     Loans placed on nonaccrual are up from the prior year period, due primarily to defaults on a cattle line and two single family home loans as well as cash flow difficulties on one commercial real estate loan. (Please see Table #15, P-14)

     The restructured loan grouping consists of two commercial real estate loan relationships that have received a below-market rate of interest in the one instance and a temporarily reduced monthly payment amount in the other. (Please see Table #15, P-14)

     Approximately 65% of total charge offs in 1999 consisted of installment loans to individuals, the remainder going to a grouping of four commercial credits. This continues to mirror national trends regarding default on personal debt and makes necessary the continuance of the bank's monthly loan loss provision. (Please see Table #10, P-10)

     Loans of all types secured by real property accounted for substantially all of the 1999 loan growth and brought the percentage of total loans secured by real property to 79% at year-end. Substantially all of the properties serving as collateral for these loans lie within Las Animas or Huerfano Counties in Colorado or within Colfax County, New Mexico, with 65% representing finished, 1-4 family homes, 26% commercial properties and 2% farm and ranch properties. (Please see Table #7, P-8)

     Economic activity has been stimulated in the bank's market area by natural gas exploration and development in Las Animas County, Colorado and Colfax County, New Mexico. These activities are expected to have a 15-20 year lifespan and will spin off activity into the retail, service and housing sectors and provide increased tax revenue to local governmental entities. The area is also experiencing continued inmigration of retired and semi-retired individuals and families seeking a lifestyle change. The prison project in Las Animas County remains fallow due to continued difficulty in affecting an agreement with the bonding company by the Colorado Department of Corrections regarding remediation issues created by a previous contractor.

SOURCES AND USES OF FUNDS

     Reductions in cash equivalents in 1997 and 1998, totaling $21,066,449, were restored to the bank's balance sheet in 1999 by an annual growth figure of $21,346,321. This was largely made possible by a rapid rate of deposit growth in 1999, which came to 449% of 1998 deposit growth and 283% of 1997 deposit growth. Another contributing factor was a modest growth in loans during the current period. Loan growth for 1999 represented 27% of 1998 loan growth and 51% of 1997 loan growth. Attractive offering rates on deposit products and a rising market interest rate environment caused the growth in deposits during 1999 while reduced loan demand and loan pay offs and pay downs caused the modest loan growth. (Please see Statement of Cash Flows, P 24-25 and Balance Sheet, P-22)

LIQUIDITY

     Year-end, 1999 holdings of cash and due from banks, readily marketable securities and federal funds sold came to approximately 38% of total liabilities, up from approximately 28% at year-end, 1998 and approximately 37% at year-end, 1997. This accumulation, while harmful to current earnings, provided a substantial response capability to year-end 1999, Y2K related liquidity concerns. Current securities holdings consist of one $21,000,000 par value, FEDERAL HOME LOAN BANK DISCOUNT NOTE, maturing May 10, 2000 and one

$3,050,000 par value FEDERAL HOME LOAN BANK DEBENTURE, maturing September 7, 2000. Both of these are pledged to the State of Colorado and the Federal Reserve Bank in order to meet the bank's pledging requirements regarding uninsured public funds and federal tax remittances. (Please see Balance Sheet, P-22 and Note 2, P-29-30)

CAPITAL

     Estimated Tier 1 and total risk based capital ratios for year-end, 1999 were 14.23% and 15.49%, respectively, substantially equivalent to the 1998 ratios of 14.16% and 15.41%. The increased proportion of earning assets held in low risk, cash equivalent categories enabled these ratios to remain stable, in spite of the decline of the Tier 1 leverage ratio from 8.80% at year-end, 1998 to 7.96% at year-end, 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income in 1999 was only slightly higher ($69,000) on a dollar basis than the 1998 equivalent and significantly lower when expressed as a percentage of earning assets. Net interest income for 1999 was only 3.8% of average earning assets, compared with 4.2% in 1998. This deterioration is partially a by - product of the bank's preparations for Y2K contingencies, including the accumulation of significant short term, and low yielding, cash equivalent assets, the accumulation of much higher than normal vault cash during the latter half of the year and progressively higher funding costs throughout the year due to rising market rates. An additional factor was the modest loan growth in 1999, an area which is normally the most significant opportunity in the bank for interest revenue growth. Going forward, management will, of necessity, seek to improve net interest margin by concentrating on both sides of the balance sheet when making pricing and structuring decisions. (Please see Table #14, P-13, Tables 1&2, P 4-5 and Table #4, P-7)

OTHER INCOME AND EXPENSE

     Other than equipment expense and computer service center expense, all non-interest expense categories were at significantly higher levels in 1999, a continuation of a trend tied to expanded facilities, staffing levels and transaction volume. The growth in the bank's balance sheet has clearly not yet begun to pay for itself and this is the major challenge to management in improving earnings. While passage of time normally improves the profitability of new bank offices, simple reliance upon this will not be sufficient and efficiencies will have to be sought aggressively across the board in order to affect meaningful improvement. (Please see Statement of Income, P-23)

     Growth in non interest income over the prior year's level is primarily due to volume increases rather than increases in service charges. This, too, will need to be altered in order to positively impact earnings and it is management's belief that some increases in fee rates are obtainable without a material alteration in the bank's image of being a low cost provider. (Please see Statement of Income, P-23)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

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

     The awareness and assessment phases were completed during the first quarter of 1998. The renovation phase was substantially completed by the end of 1998 with the exception of credit reporting software at the bank's main facility. Compliant credit reporting software was installed during the second quarter of 1999. The validation phase is still ongoing and all testing and verification performed since 1999 have failed to produce any evidence of error or malfunction. This, as of this writing, includes all critical dates falling in December, 1999 and January 2000 as well as the leap year date, February 29, 2000. The most critical systems that have and will continue to be tested and verified are those provided by the bank's third party provider of computing services. These services are highly critical to bank operations and any significant interruptions in them could materially impact the bank's results. Finally, the implementation phase is ongoing and will continue in the post-millennium time frame.

     Management is of the opinion that its readiness plan is more than adequate to address the year 2000 threat and that all systems and hardware will function as intended when the time comes, without any material adverse effect on the company's business. Due to the uniqueness of the year 2000 issue and the direct impact it can have on bank operations, however, it is not possible to escape risk and uncertainty, particularly that which is tied to third party service providers. The bank has, as mentioned, an ongoing process to monitor these critical third parties and has developed business resumption and contingency plans that address failures from these sources. Management is not aware of any additional material expenditures that could be necessary in order to resolve year 2000 issues.

ITEM 8.   Financial statements and supplementary data.

     Index to Financial Statements of
          The Republic Corporation and Subsidiary                PAGE
     Accountant's Report ...................................     21

     Balance Sheets as of December 31, 1999 and 1998 .......     22

     Statement of Income for the three years ended
          December 31, 1999 ................................     23

     Statement of Cash Flows for the three years ended
          December 31, 1999 ................................     24-25

     Statement of Changes in Stockholders' Equity
          for the three years ended December 31, 1999 ......     26

     Notes to Financial Statements .........................     27-40


                                  [Letterhead]

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Dixon, Waller & Co., Inc.

Dixon, Waller & Co., Inc.
Trinidad, Colorado
February 18, 2000

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

December 31                                                   1999             1998
----------------------------------------------------------------------------------------
Assets
Cash and Due from Banks (Demand) ......................   $   8,178,452    $   3,682,131
Investment Securities:
     Held to Maturity
          Market Value at 12-31-99 - 23,630,302
          Market Value at 12-31-98 - 23,869,050 .......      23,639,383       23,864,557
     Available for Sale ...............................          24,000           24,000
                                                          -------------    -------------
                                                             31,841,835       27,570,688
                                                          -------------    -------------

Loans .................................................      98,532,057       94,569,025
     Plus:  Uncollected Earned Interest ...............         747,419          847,969
     Less:  Allowance or Losses .......................      (1,379,000)      (1,233,000)
                                                          -------------    -------------
          Net Loans and Other Receivables .............      97,900,476       94,183,994
                                                          -------------    -------------

Federal Funds Sold ....................................      22,500,000        5,650,000
Property, Equipment and Vehicles (Net) ................       2,625,277        2,610,729
Other Real Estate .....................................          43,343           47,658
Goodwill ..............................................         436,079          436,079
Other Assets ..........................................         259,166          183,090
                                                          -------------    -------------

     Total Assets .....................................     155,606,176      130,682,238
                                                          =============    =============

Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (Noninterest Bearing) .....................      15,582,942       16,718,279
     Savings, Time and Demand (Interest Bearing) ......     125,935,777      100,571,189
                                                          -------------    -------------
                                                            141,518,719      117,289,468
                                                          -------------    -------------
Accounts Payable and Accrued Interest Payable .........       1,119,265        1,047,005
Accrued Taxes Payable .................................          57,935           48,155
                                                          -------------    -------------
     Total Liabilities ................................     142,695,919      118,384,628
                                                          -------------    -------------

Minority Interest in Consolidated Subsidiary ..........         277,970          264,371
                                                          -------------    -------------

Stockholders' Equity
     Common Stock (par Value $1; 750,000 Shares
          Authorized, 356,844 Shares Issued
          Including Stock Held in Treasury ............         356,844          356,844
     Additional Paid-In Capital .......................         234,931          234,931
     Less Cost of Treasury Stock (23,119 Shares
          at 12/31/99, 23,119 Shares at 12/31/98) .....         (91,303)         (91,303)
                                                          -------------    -------------
              Total Contributed Capital ...............         500,472          500,472
                                                          -------------    -------------
Retained Earnings .....................................      12,131,815       11,532,767
                                                          -------------    -------------
     Stockholders' Equity .............................      12,632,287       12,033,239
                                                          -------------    -------------
          Total Liabilities and
              Stockholders' Equity ....................   $ 155,606,176    $ 130,682,238
                                                          =============    =============


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

Year Ended December 31                                         1999            1998            1997
------------------------------------------------------------------------------------------------------
Interest Income:
     Interest and Fees on Loans .......................   $  8,249,415    $  7,682,475    $  6,796,396
     Interest on Federal Funds Sold ...................        635,926         664,985       1,129,794
     Interest and Dividends on
     Interest on Federal Funds Sold ...................        635,926         664,985       1,129,794
     Interest and Dividends on Investments:
          Securities of U.S. Treasury and
          Government Sponsored Agencies ...............      1,442,426       1,335,139       1,112,064
     Obligations of States, Political
          Subdivisions and other Obli-
          gations Secured By the
          Government ..................................             --              --              --
                                                          ------------    ------------    ------------
          Total Interest on Investments ...............      1,442,426       1,335,139       1,112,064
                                                          ------------    ------------    ------------
               Total Interest Income ..................     10,327,767       9,682,599       9,038,227
                                                          ------------    ------------    ------------
Interest Expense:
     Interest on Deposits .............................      5,146,630       4,571,268       4,452,159
                                                          ------------    ------------    ------------
          Total Interest Expense ......................      5,146,630       4,571,268       4,452,159
                                                          ------------    ------------    ------------

          Net Interest Income .........................      5,181,137       5,111,331       4,586,068
Provision for Loan Losses .............................        237,694         240,895         230,059
                                                          ------------    ------------    ------------
     Net Interest Income after
          Provision for Loan Losses ...................      4,943,443       4,870,436       4,356,009
Other Income:
     Service Charges on Deposit Accounts ..............        216,222         203,136         202,137
     Other Service Charges, Commissions and Fees ......        302,401         263,849         241,081
     Gain on Sale of Securities .......................             --              --              --
     Gain on Sale - Other Real Estate .................         24,541          38,760          72,465
     Other Income .....................................         93,283          91,336         107,609
                                                          ------------    ------------    ------------
          Total Other Income ..........................        636,447         597,081         623,292
                                                          ------------    ------------    ------------
Other Expenses:
     Salaries and Wages ...............................      1,960,142       1,649,366       1,347,288
     Payroll Taxes ....................................        149,308         124,833         100,613
     Employee Benefits ................................        316,727         222,967         184,852
     Occupancy Expenses ...............................        213,147         171,225         135,321
     Equipment Expense ................................        144,999         144,716          94,652
     Depreciation .....................................        375,543         288,183         197,448
     Printing and Supplies ............................        178,425         138,464         125,288
     Computer Service Center ..........................        210,804         212,117         165,771
     FDIC Assesment ...................................         14,351          16,692           9,471
     Professional Services ............................        130,373         122,428         132,906
     Advertising ......................................        183,037         163,717         102,234
     Other Operating Expenses .........................        715,846         652,423         523,032
                                                          ------------    ------------    ------------
          Total Other Expenses ........................      4,592,702       3,907,131       3,118,876
                                                          ------------    ------------    ------------
          Income Before Income Taxes ..................        987,188       1,560,386       1,860,425
                                                          ------------    ------------    ------------
Less Applicable Income Taxes (Current) ................        373,282         593,111         699,414
                                                          ------------    ------------    ------------
     Income Before Reduction for Minority Interest ....        613,906         967,275       1,161,011
Less Minority Interest in Income ......................        (14,858)        (22,719)        (26,986)
                                                          ------------    ------------    ------------
     Net Income .......................................   $    599,048    $    944,556    $  1,134,025
                                                          ============    ============    ============
     Earnings per Share ...............................   $       1.80    $       2.83    $       3.40
                                                          ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                                 1999            1998            1997
-----------------------------------------------------------------------------------------------------
Cash Flows and Operating Activities:
Net Income (Loss) ................................   $     599,048    $     944,556    $   1,134,025
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
     Depreciation ................................         375,543          291,900          201,164
     Provision for Loan Losses ...................         237,694          240,895          230,059
     Amortization (Accretion) of
          Discounts and Premiums .................      (1,409,744)        (840,807)        (471,569)
     Other Real Estate Gains/Net .................         (24,541)         (38,760)         (72,465)
     Re-Appraisal - Other Real Estate ............              --               --           12,500
     Gain on Sale of Securities ..................              --               --               --
     (Decrease) Increase in
          Interest Payable .......................          72,260         (168,082)         319,597
     (Increase) Decrease in
          Interest Receivable ....................         100,550         (194,528)         (23,764)
     (Increase) Decrease in
          Other Assets ...........................         (76,076)         304,443         (192,275)
     Increase (Decrease) in
          Other Liabilities ......................          23,379          (84,459)         213,820
                                                     -------------    -------------    -------------
                Total Adjustments ................        (700,935)        (489,398)         217,067
                                                     -------------    -------------    -------------
Net Cash Provided By (Used In)
Operating Activities .............................        (101,887)         455,158        1,351,092
                                                     -------------    -------------    -------------
Cash Flows from Investing Activities:
Proceeds from Sales of Investment Securities .....              --               --               --
Proceeds from Maturities of
     Investment Securities .......................     118,000,000       70,000,000       61,000,000
Purchase of Investment Securities ................    (116,365,082)     (65,035,460)     (78,510,353)
Loans Made to Customers-Net Cash Activity ........      (4,100,712)     (15,052,296)      (8,011,488)
Capital Expenditures .............................        (390,091)      (1,060,074)        (392,333)
Proceeds from Sale of Other Real Estate ..........          74,842           13,949          222,424
                                                     -------------    -------------    -------------
Net Cash Provided by
(Used In) Investing Activities ...................      (2,781,043)     (11,133,881)     (25,691,750)
                                                     -------------    -------------    -------------
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, NOW
Accounts, Savings Accounts and
Certificates of Deposit ..........................      24,229,251        5,393,552        8,559,380
Purchase of Treasury Stock .......................              --               --               --
                                                     -------------    -------------    -------------
Net Cash Provided by
(Used In) Financing Activities ...................      24,229,251        5,393,552        8,559,380
                                                     -------------    -------------    -------------
Net Increase (Decrease) in Cash
and Cash Equivalents .............................      21,346,321       (5,285,171)     (15,781,278)


(Continued)

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                              1999           1998         1997
--------------------------------------------------------------------------------------------
Cash and Cash Equivalents
at Beginning of Year:
     Cash and Due from Banks .....................     3,682,131     3,467,302     3,273,580
     Federal Funds Sold ..........................     5,650,000    11,150,000    27,125,000
                                                     -----------   -----------   -----------
Cash and Cash Equivalents
     at Beginning of Year ........................     9,332,131    14,617,302    30,398,580
                                                     -----------   -----------   -----------

Cash and Cash Equivalents
at End of Year:
     Cash and Due from Banks .....................     8,178,452     3,682,131     3,467,302
     Federal Funds Sold ..........................    22,500,000     5,650,000    11,150,000
                                                     -----------   -----------   -----------
Cash and Cash Equivalents
     at End of Year ..............................   $30,678,452   $ 9,332,131   $14,617,302
                                                     ===========   ===========   ===========
Supplemental Disclosures of
Cash Flow Information
     Cash Paid for Interest ......................   $ 5,074,370   $ 4,739,350   $ 4,132,562
                                                     ===========   ===========   ===========
     Cash Paid for Income Tax ....................   $   409,168   $   621,414   $   678,814
                                                     ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Statement of Changes in Stockholders' Equity


For Three                              Additional
Years Ended               Capital       Paid in       Treasury     Contributed   Retained        Total
December 31,               Stock        Capital         Stock        Capital     Earnings       Equity
---------------------------------------------------------------------------------------------------------
Balance at
    12-31-96 .......   $   356,844   $   234,931   $   (91,303)   $   500,472   $ 9,454,186   $ 9,954,658

Net Income .........            --            --            --             --     1,134,025     1,134,025
                       -----------   -----------   -----------    -----------   -----------   -----------

Balance at
    12-31-97 .......       356,844       234,931       (91,303)       500,472    10,588,211    11,088,683

Net Income .........            --            --            --             --       944,556       944,556
                       -----------   -----------   -----------    -----------   -----------   -----------

Balance at
    12-31-98 .......       356,844       234,931       (91,303)       500,472    11,532,767    12,033,239

Net Income .........            --            --            --             --       599,048       599,048
                       -----------   -----------   -----------    -----------   -----------   -----------

Balance at
    12-31-99 .......   $   356,844   $   234,391   $    91,303    $   500,472   $12,131,815   $12,632,287
                       ===========   ===========   ===========    ===========   ===========   ===========


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

          FINANCIAL STATEMENT PRESENTATION. Amounts have been reclassified and additional line items have been presented in previously issued financial statements to allow comparability with the financial statements for 1999 and the year then ended.

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

2. Investment Securities, including investments held for sale.

          A schedule of securities is as follows:



                                                      December 31, 1999                        December 31, 1998
                                           ---------------------------------------   ---------------------------------------
                                             Principal      Book         Market       Principal       Book         Market
                                              Amount        Value        Value          Amount        Value         Value
                                           -----------   -----------   -----------   -----------   -----------   ----------
Government Securities ..................   $24,050,000   $23,639,383   $23,630,302   $24,000,000   $23,864,557   $23,869,050

Obligations of States and Political
Sub-Divisions ..........................            --            --            --            --            --            --

Other ..................................   $    24,000        24,000        24,000   $    24,000        24,000        24,000
                                           ===========   -----------   -----------   ===========   -----------   -----------
                                                         $23,663,383   $23,654,302                 $23,888,557   $23,898,050
                                                         ===========   ===========                 ===========   ===========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $23,391,070 at December 31, 1999 and $11,715,533 at December 31, 1998. Additionally, $248,313 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 1999.

          Net gains on the sale of securities were as follows:


                                         1999    1998
GAINS
      U.S. Government Securities .......   -       -
                                         ---     ---
LOSSES
      U.S. Government Securities .......   -       -
                                         ---     ---
NET GAINS ON SALE OF SECURITIES ........   -       -
                                         ===     ===


          Unrealized gains and losses in the securities portfolio were as follows:


                                                  Carrying      Unrealized     Unrealized        Market
                                                    Value          Gain           Loss            Value
                                                  ---------     ----------     ----------        ------
DECEMBER 31, 1999
U.S. Treasury Securities ..................               --          --               --               --
Government Sponsored Agencies .............      $23,639,383          --      $     9,081      $23,630,302
Other .....................................           24,000          --               --           24,000
                                                 -----------      ------      -----------      -----------
                                                 $23,663,383          --      $     9,081      $23,654,302
                                                 ===========      ======      ===========      ===========
DECEMBER 31, 1998
U.S. Treasury Securities ..................               --          --               --               --
Government Sponsored Agencies .............      $23,864,557      $4,493               --      $23,869,050
Other .....................................           24,000          --               --           24,000
                                                 -----------      ------      -----------      -----------
                                                 $23,888,557      $4,493               --      $23,893,050
                                                 ===========      ======      ===========      ===========


3. Loans and Other Receivables

     Loans and other receivables are summarized as follows:

                                                            December 31,
                                                   ----------------------------
     TYPE                                              1999             1998
                                                   -----------      -----------
     Real Estate ............................      $77,369,285      $73,075,345
     Commercial and Industrial ..............        7,189,099        7,371,019
     Agriculture ............................        3,464,257        4,155,528
     Loans to Individuals for Household,
           Family and Other Consumer Goods ..       10,494,086        9,957,149
     Other ..................................           15,330            9,984
                                                   -----------      -----------
           TOTAL ............................      $98,532,057      $94,569,025
                                                   ===========      ===========


                            THE REPUBLIC CORPORATION AND SUBSIDIARY
                          Notes to Consolidated Financial Statements

      The changes in the allowance for loan losses are as follows:

                                                              December 31,
                                              -------------------------------------------
                                                  1999            1998           1997
                                              -----------     -----------     -----------
     Balance at Beginning of Year ......      $1,233,000      $1,070,000      $  964,057
     Provision Charged to
          Operating Expenses ...........         237,694         240,895         230,059
     Loans Charged Off .................         138,074         128,284         180,345
     Recoveries on Loans
          Previously Charged Off .......          46,380          50,389          56,229
                                              ----------      ----------      ----------
     Balance at End of Year ............      $1,379,000      $1,233,000      $1,070,000
                                              ==========      ==========      ==========

     At December 31, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $1,859,000 and $1,065,000 respectively. The average recorded investment in impaired loans amounted to approximately $1,093,000 and $1,656,000 for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to approximately $122,350 and $21,500 at December 31, 1999 and 1998, respectively. Interest income on impaired loans of $22,860 and $67,703 was recognized for cash payments received in 1999 and 1998 respectively.

4. Property and Equipment.

     Property and equipment are summarized as follows:

                                                              December 31,
                                              -------------------------------------------
                                                  1999            1998           1997
                                              -----------     -----------     -----------
     Land ..............................      $  134,750      $  134,750      $  114,751
     Buildings .........................       2,970,234       2,815,269       2,202,422
     Furniture and Equipment ...........       2,237,763       2,002,637       1,590,229
                                              ----------      ----------      ----------
                                               5,342,747       4,952,656       3,907,402
     Less Accumulated Depreciation .....       2,717,470       2,341,927       2,064,847
                                              ----------      ----------      ----------
        Net ............................      $2,625,277      $2,610,729      $1,842,555
                                              ==========      ==========      ==========

          Depreciation expense for 1999, 1998 and 1997 was $375,543, $291,890 and $201,164, respectively.

5. Income Taxes.

     The components of the income tax provisions (benefits) are as follows:

                    THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5. (Continued)

                                                        December 31,
                                         ---------------------------------------
                                            1999           1998           1997
                                         ---------      ----------     ---------
     Federal Provision:
           Current ................      $ 384,952       $579,168      $656,555
           Deferred ...............             --             --            --
                                         ---------       --------      --------
                                           384,952        579,168       656,555
           State Provision ........        (11,670)        13,943        42,859
                                         ---------       --------      --------
           Total ..................      $ 373,282       $593,111      $699,414
                                         =========       ========      ========

          The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

                                                1999                  1998                1997
                                         -----------------    ------------------   ------------------
                                                    % of                  % of                  % of
                                                    Pretax                Pretax               Pretax
                                         Amount     Income    Amount      Income   Amount      Income
                                         ------     ------    ------      ------   ------      ------
     Statutory Tax Rate Federal ...      $ 336        34       $ 530        34       $ 633        34
     State Income Tax .............        (12)       (1)         22         1          43         2
     Tax Exempt Revenue ...........         (2)       --          (9)       (1)        (11)       (1)
     Provision for Loan Loss ......         49         5          55         4          36         2
     Other (Net) ..................          2        --          (5)       --          (2)       --
                                         -----        --       -----        --       -----        --
         Total ....................      $ 373        38       $ 593        38       $ 699        37
                                         =====       ===       =====       ===       =====       ===


6. Service Commitments

          Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 1999, 1998 and 1997 were $210,804, $212,117 and $165,771, respectively.

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

          For 1999, sales of other real estate resulted in a gain of $24,541.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


8. Certificates of Deposit.

          The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $20,788,185 and $15,371,575 at December 31, 1999 and 1998, respectively. Interest expense for the years ended December 31, 1999, 1998 and 1997 on this type of deposit was $890,971, $859,782, and $619,979, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

     3 Months or Less ........      $10,128
     3 to 6 Months ...........        5,453
     6 to 12 Months ..........        4,139
     Over 12 Months ..........        1,068
                                    -------
                                    $20,788
                                    =======

9. Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1999, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $1,600,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 1999, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's estimated ratios estimated at December 31, 1999 were $14.23% and 15.49%, respectively. The Bank's estimated Tier 1 leverage ratio at December 31, 1999 was 7.96%. The minimum required leverage ratio for the Bank at December 31, 1999, was 3.00%.


10. Supplemental Cash Flow Information

          In 1999 and 1998, the Bank recorded amounts of other real estate acquired through foreclosure of $285,120 and $179,209. Of total sales of other real estate during 1999 and 1998, $239,134 and $184,851 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off due to foreclosure transactions in 1999, 1998 and 1997 amounted to $138,074, $179,209 and $67,000. These noncash transactions have been excluded from the consolidated statement of cash flows.

11. Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                  Balance Sheet


(Note 11 Continued)
December 31                                                  1999                1998
----------------------------------------------------------------------------------------
Assets
Cash in Bank .....................................      $     39,468       $     33,191
Investment in Subsidiary - Equity Method .........        12,512,315         11,921,544
Vehicles and Equipment (Net) .....................                --                 --
Receivable - Due from Subsidiary .................            23,900             21,000
Other Assets .....................................            56,604             56,604
                                                        ------------       ------------
   Total Assets ..................................        12,632,287         12,033,239
                                                        ============       ============
Liabilities ......................................                --                 --
                                                        ------------       ------------

Stockholders' Equity

Common Stock, par Value $1.00; Authorized
   750,000 Shares, Issued 356,844 Shares
   Including Stock Held in Treasury of 23,119
   and 23,119 for 1999 and 1998, Respectively ....           356,844            356,844

Additional Paid in Capital .......................           234,931            234,931
Less Cost of Treasury Stock (23,119 Shares
   at 12-31-99, 23,119 Shares at 12-31-98) .......           (91,303)           (91,303)
                                                        ------------       ------------
        Total Contributed Capital ................           500,472            500,472
                                                        ------------       ------------

Retained Earnings ................................        12,131,815         11,532,767
                                                        ------------       ------------

   Total Stockholders' Equity ....................        12,632,287         12,033,239
                                                        ------------       ------------
   Total Liabilities and
   Stockholders' Equity ..........................      $ 12,632,287       $ 12,033,239
                                                        ============       ============


                            THE REPUBLIC CORPORATION
                               Statement of Income


(Note 11 Continued)
Year Ended December 31                              1999           1998           1997
------------------------------------------------------------------------------------------
Income

Investment Income in Subsidiary
     Dividends Received from
          Subsidiary Bank .....................  $ 54,740       $ 54,740       $    39,100
     Other Income .............................        --             --                --
                                                 --------       --------       -----------
          Total Income ........................    54,740         54,740            39,100
                                                 --------       --------       -----------


Expenses

Salaries and Employee Benefits ................    51,073         46,073            41,073
Depreciation ..................................        --             --                --
Examination and Legal Fees ....................    11,115         10,468             9,451
Miscellaneous .................................        --             --               100
Office ........................................     4,035          4,093             4,254
Taxes .........................................     4,140          3,739             3,300
Travel ........................................        --             --                --
                                                 --------       --------       -----------
     Total Expenses ...........................    70,363         64,373            58,178
                                                 --------       --------       -----------

Income (Loss) Before Equity in
     Undistributed Net Income of Subsidiary ...   (15,623)        (9,633)          (19,078)
     Less Applicable Income (Taxes) Benefit ...    23,900         21,900            19,800
                                                 --------       --------       -----------
                                                    8,277         12,267               722
Equity in Undistributed Net Income
     (Loss) of Subsidiary .....................   590,771        932,289         1,133,303
                                                 --------       --------       -----------

     Net Income (Loss) ........................  $599,048       $944,556       $ 1,134,025
                                                 ========       ========       ===========
Earnings Per Share
     Weighted Average Number of
          Shares Outstanding ..................   333,725        333,725           333,725
                                                 ========       ========       ===========

     Net Income (Loss) per Common Share .......  $   1.80       $   2.83       $      3.40
                                                 ========       ========       ===========


                            THE REPUBLIC CORPORATION
                             Statement of Cash Flows


(Note 11 Continued)
Year Ended December 31                            1999           1998            1997
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

Net Income .............................      $ 599,048       $ 944,556       $ 1,134,025
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
  Depreciation .........................             --              --                --
  Dividends Received - Subsidiary ......        (54,740)        (54,740)          (39,100)
  (Increase) in Investment in
    Subsidiary-Held on the
    Equity Method ......................       (590,771)       (932,289)
  (Increase) Decrease in Receivable
    from Subsidiary-Income
    Tax Benefit ........................         (2,000)         (2,100)              200
Increase (Decrease) in Current
     Liabilities .......................             --              --                --
                                              ---------       ---------       -----------

Net Cash (Used In) Operating Activities         (48,463)        (44,573)          (38,178)
                                              ---------       ---------       -----------

Cash Flows From Investing Activities-
  Dividends Received ...................         54,740          54,740            39,100
                                              ---------       ---------       -----------

Cash Flows From Financing Activities-
  Purchase of Treasury Stock ...........             --              --                --
                                              ---------       ---------       -----------
  Net Increase (Decrease) in Cash ......          6,277          10,167               922

Cash - Beginning of Year ...............         33,191          23,024            22,102
                                              ---------       ---------       -----------

Cash - End of Year .....................      $  39,468       $  33,191       $    23,024
                                              =========       =========       ===========
Supplemental Disclosures of Cash
Flow Information:
  Cash Paid for Interest ...............             --              --                --
                                              =========       =========       ===========
  Cash Paid for Income Taxes ...........             --              --                --
                                              =========       =========       ===========

                            THE REPUBLIC CORPORATION
                  Statement of Changes in Stockholders' Equity


(Note 11 Continued)
For the Three                                         Additional                    Total
Years Ended                               Capital      Paid in       Treasury     Contributed      Retained
                                           Stock       Capital         Stock        Capital        Earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ......      $356,844      $234,931      $(91,303)      $500,472      $ 9,454,186*

Net Income ........................            --            --            --             --        1,134,025

Additions to Treasury Stock .......            --            --            --             --               --
                                         --------      --------      --------       --------      -----------

Balance at December 31, 1997 ......      $356,844      $234,931      $(91,303)      $500,472      $10,588,211*

Net Income ........................            --            --            --             --      $   944,556

Additions to Treasury Stock .......            --            --            --             --               --
                                         --------      --------      --------       --------      -----------

Balance at December 31, 1998 ......      $356,844      $234,931      $(91,303)      $500,472      $11,532,767*

Net Income ........................            --            --            --             --      $   599,048

Additions to Treasury Stock .......            --            --            --             --               --
                                         --------      --------      --------       --------      -----------
Balance at December 31, 1999 ......      $356,844      $234,931      $(91,303)      $500,472      $12,131,815*
                                         ========      ========      ========       ========      ===========



     *On December 31, 1996, 1997, 1998 and 1999 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $8,637,872, $9,771,176, $10,703,465 and $11,294,236 respectively.

12. Contingent Liabilities and Commitments.

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1999, is as follows:


     Commitments to extend credit                 $ 5,330,000
     Standby letters of credit                       313,000


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

12.(Continued)

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

13.Disclosures about the Fair Value of Financial Instruments

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

     .    CASH AND DUE FROM BANKS

          The current carrying amount is a reasonable estimate of fair value.

     .    FEDERAL FUNDS SOLD

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

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.(Continued)

     .    LOANS

          The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 1999, these loans do not significantly impact the fair value of loans.


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

          The estimated fair value of the Company's financial instruments is as follows:

                                           December 31, 1999
                                         ----------------------
                                         Carrying        Fair
                                          Amount         Value
                                         --------      --------
                                            (In Thousands)
Financial assets:
   Cash and Due From Banks ........      $  8,178      $  8,178
   Held-to-Maturity Securities ....        23,639        23,630
   Other Securities ...............            24            24
   Federal Funds Sold .............        22,500        22,500
   Loans, Net of Allowance ........        97,153        96,981

Financial Liabilities:
   Deposits .......................       141,519       141,480


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.(Continued)

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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


                                  TERM OF      PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE             AGE    OFFICE            LAST FIVE YEARS
Catherine G. Eisemann      73    36 Years      Catherine G. Eisemann has been a
                                               Director of The Republic
                                               Corporation for 36 years. Mrs.
                                               Eisemann was elected President of
                                               The Republic Corporation and
                                               began serving December 11, 1981.

J.E. Eisemann, IV          52    23 Years      J.E. Eisemann, IV has served as a
                                               Director on The Republic
                                               Corporation Board for 23 years.
                                               Mr. Eisemann has been the
                                               Vice-President and Director of
                                               the Subsidiary Bank for
                                               approximately 22 years. Mr.
                                               Eisemann has served as the
                                               Chairman of the Board of The
                                               Republic Corporation and Chairman
                                               of the Board for the Subsidiary
                                               Bank for approximately 18 years.

Roger Dean Eisemann        45    17 Years      Roger Dean Eisemann was elected
                                               Secretary and began serving as a
                                               director of The Republic
                                               Corporation in July, 1982.


     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11. Executive Compensation.

                EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE


                                                                Annual Compensation
                                                     ----------------------------------------
Name & Principal Position                            Year            Salary           Bonus
-------------------------                            ----            ------           -----
J.E. Eisemann, IV Chairman of the                    1999          $ 80,073 (1)   $ 3,450 (2)
     Board of the Company, Vice                      1998            78,073 (1)     6,700 (2)
     President of the Company,                       1997            76,073 (1)     6,500 (2)
     Chairman of the Board & Vice
     President of the Subsidiary Bank

Catherine Eisemann President of the                  1999          $ 30,000            -0-
     Company                                         1998            30,000            -0-
                                                     1997            30,000            -0-


                                 Restricted      Stock
                                   Stock        Options/        LTIP           All Other
Name & Principal Position          Awards       Sars(#)       Payouts($)     Compensation
-------------------------        ----------     --------      ----------     ------------
J.E. Eisemann, IV                   -0-            -0-           -0-             -0-
     Chairman of the Board          -0-            -0-           -0-             -0-
     of the Company, Vice           -0-            -0-           -0-             -0-
     President of the
     Company, Chairman of
     the Board & Vice
     President of the
     Subsidiary Bank

Catherine Eisemann                  -0-            -0-           -0-             -0-
     President of the               -0-            -0-           -0-             -0-
     Company                        -0-            -0-           -0-             -0-


(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $6,435 in 1997, $6,633 in 1998 and $8,140 in 1999.

(2)Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $715 in 1997, $737 in 1998 and $428 in 1999.

                      STOCK OPTIONS/SAR GRANTS IN 1999-NONE
         AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 1999 AND OPTIONS/SAR
                      VALUES AS OF DECEMBER 31 1999 - NONE
                LONG-TERM INCENTIVE PLANS - AWARDS IN 1999 - NONE
                          COMPENSATION OF DIRECTORS
                             Director fees are not
                        paid to directors of the Company.
                     EMPLOYMENT CONTRACTS AND TERMINATION OF
                         EMPLOYMENT ARRANGEMENTS - NONE
                   REPORT ON REPRICING OF OPTIONS/SARS - NONE

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

     (b) Security ownership of management. The following schedule reflects security ownership of the officers and directors of The Subsidiary
          Bank:


                                                         Amount and
                                                         Nature of      Percent
Name of Director                          Title of       Beneficial       of
or Officer                                  Class        Ownership       Class
----------------                          --------       ----------     -------
The Republic Corporation(1) .......      Common Stock      39,100         7.75
Catherine G. Eisemann .............      Common Stock         100          .25
J.E. Eisemann, IV .................      Common Stock         100          .25
R. Dean Eisemann ..................      Common Stock         100          .25
Ralph Gagliardi ...................      Common Stock         100          .25
Opal Gahm .........................      Common Stock         100          .25
Johnny Niccoli ....................      Common Stock         100          .25
Charles Latuda ....................      Common Stock         100          .25
John Davis ........................      Common Stock         100          .25
James Cummings ....................      Common Stock         100          .25


          (1) Catherine G. Eisemann owns 58.0424 percent of The Republic Corporation.

     (c) Changes in control.

         The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13. Certain relationships and related transactions.

          There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. No directors were indebted to the subsidiary bank during 1999.

                                     PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a) 1. The following financial statements and financial statement schedules are included in Part II of this report:

              Consolidated statements of the parent and subsidiary bank:

                  Accountant's Report .......................................      21

                  Balance Sheets as of December 31, 1999 and 1998 ...........      22

                  Statements of Income - Years Ended
                     December 31, 1999, 1998 and 1997 .......................      23

                  Statement of Cash Flows - Years ended
                     December 31, 1999, 1998 and 1997 .......................      24-25

                  Statement of Changes in Stockholders' Equity-years
                     ended December 31, 1999, 1998 and 1997 .................      26

                  Notes to Financial Statements .............................      27-40


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

      22 (a)   Subsidiary of the Registrant.

         The First National Bank in Trinidad, Colorado.
         Incorporated in Colorado

     (b) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION


/s/ J.E. Eisemann, IV         Chairman of the Board,                3/3/00
------------------------      Director, Chief Executive         -------------
    J.E. Eisemann, IV         Officer, Chief Financial               Date
                              and Accounting Officer


Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                     Title                                  Date
---------                     -----                                  ----


/s/ J.E. Eisemann, IV         Chairman of the Board,                3/3/00
-------------------------     Director, Chief Executive         -------------
    J.E. Eisemann, IV         Officer, Chief Financial
                              and Accounting Officer



/s/ Catherine G. Eisemann     President of the                      3/3/00
-------------------------     Board and a Director              -------------
    Catherine G. Eisemann

                            SUPPLEMENTAL INFORMATION


The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.