Form 10-Q
period 2000-03-31
REPUBLIC CORP /TX/
filed 2000-04-28
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2000          Commission file Number 0-8597


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

                                                                  YES  X  NO
                                                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.


Common Stock, $1.00 par value                                    Shares  356,844
-----------------------------                                           --------
                                                        Outstanding at March 31,
                                                         2000, (including 23,119
                                                         shares held as treasury
                                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                             Page
                                                                             ----
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                     December 31, 1999, and March 31, 2000................     1

                   Consolidated Statements of Income for the three months
                     Ended March 31, 1999 and 2000........................     2

                   Consolidated Statements of Cash Flows for the three
                     months Ended March 31, 1999 and 2000.................     3

                   Notes to Financial Statements..........................     4

          Item 2.  Management's Discussion and Analysis...................   5-10

Part II.  Other Information...............................................    11

Signatures................................................................    12


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                   March 31        December 31
                                                                    2000              1999
                                                               -------------      -------------
Assets
Cash and due from banks (demand) .........................     $   4,398,875      $   8,178,452
Investment securities:
   Held-to-maturity
      Market value at  3-31-00  23,897,321
      Market value at 12-31-99  23,630,302 ...............        23,925,042         23,639,383
   Available-for-sale
      Market value at  3-31-00      24,000
      Market value at 12-31-99      24,000 ....................       24,000             24,000
                                                               -------------      -------------
                                                               $  28,347,917      $  31,841,835

Loans ....................................................       102,933,995         98,532,057
   Plus: Uncollected earned interest .....................           695,161            747,419
   Less: Allowance for losses ............................        (1,348,000)        (1,379,000)
   Net loans and other receivables .......................       102,281,156         97,900,476
                                                               -------------      -------------
Federal funds sold
Property, equipment and vehicles (net) ...................         2,637,581          2,625,277
Other real estate ........................................            43,343             43,343
Goodwill .................................................           436,079            436,079
Other assets .............................................           203,293            259,166
                                                               -------------      -------------
   Total assets ..........................................     $ 162,449,369      $ 155,606,176
                                                               -------------      -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
   Demand (non-interest bearing) .........................     $  15,708,362      $  15,582,942
   Savings, time and demand (Interest-bearing) ...........       132,428,997        125,935,777
                                                               -------------      -------------
                                                               $ 148,137,359      $ 141,518,719

Accounts payable and accrued interest payable ............         1,200,645          1,119,265
Accrued taxes payable ....................................            74,689             57,935
                                                               -------------      -------------
   Total liabilities .....................................     $ 149,412,693      $ 142,695,919
                                                               -------------      -------------
Minority Interest in Consolidated Subsidiary .............           281,192            277,970
                                                               -------------      -------------
Stockholders'Equity
   Common stock (par value $1; 750,000 shares authorized,
   356,844 shares issued including stock held in treasury)           356,844            356,844
Additional paid-in capital ...............................           234,931            234,931
Less cost of treasury stock (23,119 shares at 3-31-00 and
   23,119 at 12-31-99) ...................................           (91,303)           (91,303)
                                                               -------------      -------------
      Total contributed capital ..........................           500,472            500,472
                                                               -------------      -------------
Retained earnings ........................................        12,255,012         12,131,815
                                                               -------------      -------------
Net Unrealized Gain (Loss) on Securities
   Available-for-Sale (Net of Taxes) .....................               -0-                -0-
      Stockholders'equity ................................        12,755,483         12,632,287
                                                               -------------      -------------
   Total liabilities and stockholders equity .............     $ 162,449,369      $ 155,606,176
                                                               -------------      -------------


The accompanying note is an integral part of these financial statements.

                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                            Three Months Ended
                                                         March 31       March 31
                                                           2000           1999
                                                        ----------     ----------
Interest Income:
   Interest and fees on loans .....................     $2,151,053     $2,009,199
   Interest on funds sold and securities
      purchased under agreement to resell .........        380,700         67,713
   Interest and dividends on investments
      Securities of U.S. Treasury and
         government sponsored agencies ............        330,260        296,362
      Obligations of states, political
         subdivisions and other obligations
         secured by the government ................            -0-            -0-
                                                        ----------     ----------
      Total interest on investments ...............        710,960        364,075
                                                        ----------     ----------
      Total interest income .......................     $2,862,013     $2,373,274
                                                        ----------     ----------

Interest expense:
   Interest on deposits ...........................      1,540,360      1,099,887
                                                        ----------     ----------
      Total Interest expense ......................      1,540,360      1,099,887
                                                        ----------     ----------
      Net interest income .........................      1,321,653      1,273,387
Provision for loan losses .........................        121,334         49,755
                                                        ----------     ----------
   Net interest income after provision for
      loan losses .................................      1,200,319      1,223,632
Other income:
   Service charges on deposit accounts ............         55,662         50,807
   Other service charges, commission and fees .....        116,191         64,406
   Gain on sale of securities .....................            -0-            -0-
   Net income- other real estate ..................            -0-            -0-
   Other income ...................................         16,799         16,542
                                                        ----------     ----------
      Total other income ..........................        188,652        131,755
                                                        ----------     ----------
Other expenses:
   Salaries and wages .............................        472,146        443,122
   Employee benefits ..............................        110,966        104,007
   Net occupancy expenses .........................         76,394         63,368
   Furniture and equipment expenses ...............         40,617         44,094
   Depreciation other than rental property ........         60,936         59,152
   Net cost-other real estate .....................            -0-            -0-
   Computer service center ........................         92,431         54,429
   FDIC-insurance .................................         14,396         35,886
   Professional services ..........................         84,830         14,623
   Advertising ....................................         35,062         25,437

   Other operating expenses .......................        205,102        185,575
                                                        ----------     ----------
      Total other expenses ........................      1,192,880      1,029,693
                                                        ----------     ----------
      Income before income taxes ..................        196,091        325,694
   Less applicable income taxes (Current) .........         69,670        130,000
                                                        ----------     ----------
      Income before reduction for minority interest        126,421        195,694
   Less minority interest income (loss) ...........          3,222          4,699
                                                        ----------     ----------
      Net income ..................................     $  123,199     $  190,995
                                                        ----------     ----------
      Earnings per share ..........................     $      .37     $      .57
                                                        ----------     ----------


The accompanying note is an integral part of these financial statements.

                                       (2)

                      REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                  Three Months Ended
                                                                              March 31          March 31
                                                                                2000              1999
                                                                            ------------      ------------
Cash flows and operating activities:
   Net income (loss) ..................................................     $    123,197      $    190,995
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation .................................................           60,936            78,869
         Provision for loan losses ....................................          121,335            49,756
         Amortization (accretion) of discounts and Premium ............         (285,659)         (296,362)
         Other real estate gains/net ..................................              -0-               -0-
         Investment securities gains/net ..............................              -0-               -0-
         Re-appraisal - other real estate .............................              -0-               -0-
         (Decrease) increase in interest payable ......................           81,380            77,048
         (Increase) decrease in interest receivable ...................           52,258           114,542
         (Increase) decrease in other assets ..........................           55,873           597,063
         Increase (decrease) in other liabilities .....................           19,976          (493,674)
                                                                            ------------      ------------
Total adjustments .....................................................          106,099           127,242
                                                                            ------------      ------------
Net cash provided by (used in) operating activities ...................          229,296           318,237
                                                                            ------------      ------------
Cash flows from investing activities
   Proceeds from sales of investment securities .......................              -0-               -0-
   Proceeds from maturities of investment securities ..................              -0-        24,000.000
   Purchase of investment securities ..................................              -0-       (25,700,505)
   Loans made to customers net cash activity ..........................       (4,554,272)         (395,942)
   Capital expenditure ................................................          (73,240)          (28,842)
   Proceeds from sale of other real estate ............................              -0-               -0-
                                                                            ------------      ------------
Net cash provided by (used in) investing activities ...................       (4,627,512)       (2,125,289)
                                                                            ------------      ------------
Cash flows from financing activities
   Net increase (decrease) in demand deposits, NOW
   account, savings accounts and certificates of deposit ..............        6,618,640         3,285,012
Purchase of treasury stock ............................................              -0-               -0-
                                                                            ------------      ------------
Net cash provided by (used in) financing ..............................        6,618,640         3,285,012
                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents ..................        2,220,424         1,477,960
                                                                            ------------      ------------
Cash and cash equivalents at beginning of year:
   Cash and due from banks ............................................        8,178,452         3,682,131
   Federal funds sold .................................................       22,500,000         1,150,000
                                                                            ------------      ------------
Cash and cash equivalents at beginning of year ........................       30,678,452         9,332,131
                                                                            ------------      ------------
Cash and cash equivalents at March 31
   Cash and due from banks ............................................        4,398,876         4,160,091
   Federal funds sold .................................................       28,500,000         6,650,000
                                                                            ------------      ------------
Cash and cash equivalents at March 31 .................................     $ 32,898,876      $ 10,810,091
                                                                            ============      ============
Supplemental disclosures of cash flow information:
   Cash paid for interest .............................................        1,458,995         1,022,839
   Cash paid for income tax ...........................................              -0-               -0-



The accompanying note is an integral part of these financial statements.


                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 2000


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 1999. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

     Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.


                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

     The nonaccrual loan total continues at a high level, but is expected to be reduced by approximately $375 m in the near term by takeouts on two collateralized properties presently in foreclosure.

     The restructured loan total is reduced from year-end, 1999 and presently consists of one commercial credit at a below-market rate of interest.


                             TABLE 1 PROBLEM ASSETS


(dollars in thousand)                  March 31              December 31
                                       --------     ------------------------------
                                         2000        1999        1998        1997
                                        ------      ------      ------      ------
Nonaccrual loans ..................     $  955      $  837      $  351      $  809
Past-due loans (over 90 days) .....        -0-         -0-         -0-         -0-
Restructured loans ................        373       1,022         741       2,465
                                        ------      ------      ------      ------
   Total problem loans ............     $1,328      $1,859      $1,092      $3,274
Foreclosed assets
   Real estate ....................         43          43          48           9
   In-substance foreclosures ......        -0-         -0-         -0-         -0-
   Other ..........................         44          23          28           5
                                        ------      ------      ------      ------
      Total Problem Assets ........     $1,415      $1,925      $1,168      $3,288
Total problem loans as
   a percentage of total loans ....        1.3%        1.9%        1.2%        4.1%
Total problem assets as a
   percentage of total loans
   and foreclosed assets ..........        1.4%        2.0%        1.2%        4.1%


                           TABLE 2 LOAN CONCENTRATIONS


(Dollars in thousands)                            March 31         December 31
                                                  --------     -------------------
                                                    2000        1999        1998
                                                  --------     -------     -------
Commercial ..................................     $  7,679     $ 7,189     $ 7,371
Agricultural ................................        3,438       3,464       4,156
Real Estate-Construction ....................        6,374       6,112       6,423
Real Estate-Mortgage ........................       75,178      71,257      66,652
Installment loans to Individuals ............       10,266      10,504       9,967
                                                  --------     -------     -------
   Totals ...................................     $102,935     $98,526     $94,569


                                      (5)

SOURCES AND USES OF FUNDS

     Deposit growth of $6,619 m in the first quarter was slightly more than double that of the prior year's first quarter and was deployed largely into loan growth. The latter was far more robust than the prior year's level and was reflective of an upsurge in loan demand in the bank's markets. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

     Period end holdings of cash and due from banks, readily marketable securities and federal funds sold came to approximately 38% of total liabilities, substantially the same as that which existed at year-end, 1999. (Please see Balance Sheet, P-1).


INTEREST RATE SENSITIVITY MANAGEMENT

     While the information contained in the Repricing Schedule on P-7 would seem to reflect an element of balance that would protect the bank's earnings in a rising rate environment such as the present, it is necessary to weigh the realistic capacity of the bulk of the bank's borrowers, located in a market such as this, for significant increases in loan interest rates.


                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     3-31-00

                                              3 MO         3-12        1-5        OVER
                                             OR LESS      MONTHS      YEARS      5 YEARS
                                             -------      ------      ------     -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans * ................................      15,894      46,991      32,887      6,195

Federal Funds Sold .....................      28,500         -0-         -0-        -0-

Taxable Securities ** ..................      24,050         -0-         -0-        -0-

Municipal Bonds ........................         -0-         -0-         -0-        -0-

   TOTAL ...............................      68,444      46,991      32,887      6,195


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit ...........      31,389      36,597       6,815        -0-

NOW Accounts ...........................       2,124         -0-         -0-        -0-

Super NOW Accounts .....................      28,312         -0-         -0-        -0-

Savings Accounts .......................       9,643         -0-         -0-        -0-

MMDA Accounts ..........................      14,379         -0-         -0-        -0-

   TOTAL ...............................      85,847      36,597       6,815        -0-

Interest Rate Sensitivity Gap ..........     (17,403)     10,394      26,072      6,195

Cumulative Interest Rate
   Sensitivity Gap .....................     (17,403)     (7,009)     19,063     25,258


* Does not include $955,000 in nonaccruing loans or overdrawn demand deposits of $12,000

**   Does not include $24,000 in Federal Reserve Bank stock

                                       (7)

INVESTMENT SECURITIES

                                     TABLE 4

                                              CARRYING       UNREALIZED   UNREALIZED         MARKET
                                                VALUE          GAINS        LOSSES            VALUE
                                              ----------     ----------   -----------      -----------
MARCH 31, 2000
(1)  Held-to-Maturity:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................      23,925,042          --           27,721       23,897,321
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................          24,000          --               --           24,000
                                              ----------      ------      -----------      -----------
                                              23,949,042          --           27,721       24,921,321
                                              ----------      ------      -----------      -----------
DECEMBER 31, 1999
(1)  Held-to-Maturity:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................      23,639,383          --            9,081       23,630,302
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................          24,000          --               --           24,000
                                              ----------      ------      -----------      -----------
                                              23,663,383          --            9,081       23,654,302
                                              ----------      ------      -----------      -----------

DECEMBER 31, 1998
(1)  Held-to-Maturity:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................      23,864,557       4,493               --       23,869,050
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities ..........              --          --               --               --
     Other .............................          24,000          --               --           24,000
                                              ----------      ------      -----------      -----------
                                              23,888,557       4,493               --      $23,893,050
                                              ----------      ------      -----------      -----------



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

                                       (8)

CAPITALIZATION:

     Asset growth during the first quarter of 2000 far outstripped retained earnings growth, thereby causing the abrupt decline in all of the capital ratios depicted in Table 5, P-9 below.


                                TABLE 5 - CAPITAL

                                        *March 31      December 31
                                        ---------      -----------
                                          2000            1999

Tier 1 risk-based capital
   (minimum is 4%) .....................   13.65%        14.07%

Tier 1 + Tier 2 risk based capital
   (minimum is 8%) .....................   14.90%        15.33%

Tier 1 leverage (minimum is 3%) ........    7.72%         7.96%


   *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was only slightly higher than the year-ago figure and was a product of lagged increases in loan rates and a resulting compression of interest margins. Net interest income, on an annualized basis, came to 3.40% of period end, interest bearing assets in the current period. This was significantly lower than the 4% which prevailed a year ago. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     The loan loss provision for the first quarter of 2000 was significantly higher than the prior year period due to the default on an agricultural loan grouping of approximately $111 m and the need to restore the loan loss reserve following the charge-offs.

     Non-interest income grew over the prior year period due to fee increases and growth experience.

     Growth factors continue to place upward pressure on the bank's operating expenses, however, two of the expense accounts, Computer Service Center and Professional Services, were higher due to non-recurring events. A one-time entry fee of approximately $43 m in order to institute internet banking and legal fees expended in collecting loan defaults caused the latter increases. (Please see Statement of Income, P-2).

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


                                       THE REPUBLIC CORPORATION


Date: April 28, 2000                   /S/ J. Ed Eisemann, IV
                                       --------------------------
                                       Chairman of the Board




Date: April 28, 2000                   /S/ Catherine G. Eisemann
                                       --------------------------
                                       Director


                                      (11)