Form 10-Q
period 2000-06-30
REPUBLIC CORP /TX/
filed 2000-07-27
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 2000.            Commission File Number 0-8597
                                                   -----------------------------

                            THE REPUBLIC CORPORATION
                            ------------------------

Texas                                                   74-0911766
-----                                                   ----------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



5340 Weslayan - P.O. Box 270462, Houston, TX         77277
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   713-993-9200
                                                   ----------------


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


                                                                YES  X.  NO    .
                                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000


Common Stock, $1.00 par value                                 Shares  356,844
-----------------------------                                       ------------
                                                         Outstanding at June 30,
                                                         2000, (including 23,119
                                                         shares held as treasury
                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q





                                                                                          Page
                                                                                          ----
Part I.      Financial Information

             Item 1.    Financial Statements (unaudited)

                        Consolidated Balance Sheets
                             December 31, 1999, and June 30, 2000.                        1

                        Consolidated Statements of Income for the three months
                             and six months ended June 30, 1999 and 2000.                 2

                        Consolidated Statements of Cash Flows for the six months
                             ended June 30, 1999 and 2000.                                3

                        Notes to Financial Statements                                     4

             Item 2.    Management's Discussion and Analysis                              5-9

Part II.     Other Information                                                            10

Signatures                                                                                11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                                  June 30         December 31
                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------
Assets

Cash and due from banks (demand) .....................................      $    4,451,169      $    8,178,452
Investment securities:
        Held-to-maturity
               Market value at  6-30-00 28,604,471
               Market value at 12-31-99 23,630,302 ...................          28,622,357          23,639,383
        Available-for-sale
               Market value at  6-30-00     24,000
               Market value at 12-31-99     24,000 ...................              24,000              24,000
                                                                            -----------------   -----------------
                                                                            $    33,097,526     $   31,841,835

Loans ................................................................          109,657,718         98,532,057
        Plus: Uncollected earned interest ............................              994,318            747,419
        Less: Allowance for losses ...................................           (1,448,000)        (1,379,000)
                                                                            -----------------   -----------------
        Net loans and other receivables ..............................          109,204,036         97,900,476
Federal funds sold ...................................................           21,825,000         22,500,000
Property, equipment and vehicles (net) ...............................            2,585,770          2,625,277
Other real estate ....................................................               43,343             43,343
Goodwill .............................................................              436,079            436,079
Other assets .........................................................              366,880            259,166
                                                                            -----------------   -----------------
        Total assets .................................................      $   167,558,634     $  155,606,176
                                                                            -----------------   -----------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing) ................................      $    22,199,604     $   15,582,942
        Savings, time and demand (Interest-bearing) ..................          130,464,664        125,935,777
                                                                            -----------------   -----------------
                                                                            $   152,664,268     $   41,518,719

Accounts payable and accrued interest payable ........................            1,309,240          1,119,265
Accrued taxes payable ................................................              252,969             57,935
                                                                            -----------------   -----------------

        Total liabilities ............................................      $   154,226,477     $   42,695,919
                                                                            -----------------   -----------------

Minority Interest in Consolidated Subsidiary .........................              288,110            277,970
                                                                            -----------------   -----------------

Stockholders'Equity
        Common stock (par value $1; 750,000 shares
        authorized, 356,844 shares issued including
        stock held in treasury) ......................................              356,844            356,844
Additional paid-in capital ...........................................              234,931            234,931
Less cost of treasury stock (23,119 shares at 6-30-00 and
        23,119 at 12-31-99) ..........................................              (91,303)           (91,303)
                                                                            -----------------   -----------------
               Total contributed capital .............................              500,472            500,472
                                                                            -----------------   -----------------
Retained earnings ....................................................           12,543,575         12,131,815
                                                                            -----------------   -----------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes) ............................                  -0-                -0-
               Stockholders'equity ...................................           13,044,047         12,632,287
                                                                            -----------------   -----------------
          Total liabilities and stockholders equity ..................      $   167,558,634     $  155,606,176
                                                                            -----------------   -----------------

The accompanying note is an integral part of these financial statements.

                                       (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income


                                                                         Three Months Ended               Six Months Ended
                                                                    --------------------------          ----------------------
                                                                    June 30            June 30          June 30        June 30
                                                                      2000               1999             2000           1999
                                                                      ----               ----             ----           ----
Interest Income
      Interest and fees on loans                                   $2,328,378       $2,038,011        $4,479,431     $4,037,712
      Interest on funds sold and securities
           purchased under agreement to resell                        364,936          128,919           745,636        196,632
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                                   298,110          334,500           583,769        630,862
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                             135,336              -0-           179,937            -0-
                                                                   ----------       ----------        ----------     ----------
           Total interest on investments                              798,382          463,419         1,509,342        827,494
                                                                   ----------       ----------        ----------     ----------
           Total interest income                                    3,126,760        2,501,430         5,988,773      4,865,206
                                                                   ----------       ----------        ----------     ----------
Interest expense:
      Interest on deposits                                          1,633,796        1,211,978         3,174,156      2,311,865
                                                                   ----------       ----------        ----------     ----------
           Total Interest expense                                   1,633,796        1,211,978         3,174,156      2,311,865
                                                                   ----------       ----------        ----------     ----------
        Net interest income                                         1,492,964        1,289,452         2,814,617      2,553,341
Provision for loan losses                                            (113,028)         (57,979)         (234,362)      (107,734)
                                                                   ----------       ----------        ----------     ----------
      Net interest income after provision for
           loan losses                                              1,379,936        1,231,473         2,580,255      2,445,607
                                                                   ----------       ----------        ----------     ----------
  Other income:
      Service charges on deposit accounts                              56,983           54,198           112,645        105,006
      Other service charges, commission and  fees                     169,304           67,710           285,495        141,613
      Gain on sale of securities                                          -0-              -0-               -0-            -0-
                Net income- other real estate                             -0-           15,839               -0-         15,839
      Other income                                                     20,597           17,469            37,396         34,011
                                                                   ----------       ----------        ----------     ----------
                Total other income                                    246,884          155,216           435,536        296,469
                                                                   ----------       ----------        ----------     ----------
Other expenses:
      Salaries and wages                                              471,334          472,961           943,480        916,084
      Employee benefits                                               126,313          116,492           237,279        220,499
      Net occupancy expenses                                          141,836           77,556           218,230        140,924
      Furniture and equipment expenses                                 19,387           21,427            60,004         65,520
      Depreciation other than rental property                          65,263           59,153           126,199        118,304
      Net cost-other real estate                                          -0-              -0-               -0-            -0-
      Computer service center                                          45,974           59,214           138,405        113,643
      FDIC-insurance                                                    7,488            3,419            21,884         10,566
      Professional services                                            27,657           34,745           112,487         78,107
      Advertising                                                      70,619           36,905           105,681         62,342

      Other operating expenses                                        192,140          188,809           397,242        374,385
                                                                   ----------       ----------        ----------     ----------
                Total other expenses                                1,168,011        1,070,681         2,360,891      2,100,374
                                                                   ----------       ----------        ----------     ----------
                Income before income taxes                            458,809          316,008           654,900        641,702
      Less applicable income taxes (Current)                          163,330          111,000           233,000        241.000
                                                                   ----------       ----------        ----------     ----------
                Income before reduction for minority interest         295,479          205,008           421,900        400,702
      Less minority interest income (loss)                              6,919            4,784            10,141          9,483
                                                                   ----------       ----------        ----------     ----------
           Net income                                              $  288,560       $  200,224         $ 411,759     $  391,219
                                                                   ----------       ----------        ----------     ----------
           Earnings per share                                      $      .86       $      .60         $    1.23     $     1.17
                                                                   ----------       ----------        ----------     ----------

The accompanying note is an integral part of these financial statements.
                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                              Six Months Ended
                                                                                       June 30                  June 30
                                                                                         2000                     1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:

        Net income (loss) ................................................       $      411,759            $    391,219
        Adjustments to reconcile net income to net cash
               provided by operating activities:
                      Depreciation .......................................              168,266                 157,739
                      Provision for loan losses ..........................              234,362                 107,734
                      Amortization (accretion) of discounts and
                           Premium .......................................             (582,849)               (630,142)
                      Other real estate gains/net ........................                  -0-                 (15,839)
                      Investment Securities gains/net ....................                  -0-                      -0-
                      Re-appraisal - other real estate ...................                  -0-                      -0-
                      (Decrease) increase in interest payable ............              189,975                   97,299
                      (Increase) decrease in interest receivable .........             (246,899)                  96,596
                      (Increase) decrease in other assets ................             (107,714)                 440,679
                      Increase (decrease) in other liabilities ...........              205,174                 (361,815)
                                                                                 ---------------           --------------
Total adjustments ........................................................             (139,685)                (107,749)
                                                                                 ---------------           --------------
Net cash provided by (used in) operating activities ......................              272,074                  283,470
                                                                                 ---------------           --------------
Cash flows from investing activities
        Proceeds from sales of investment securities .....................                  -0-                      -0-
        Proceeds from maturities of investment securities ................           21,000,000               50,000,000
        Purchase of investment securities ................................          (25,400,125)             (55,348,780)
        Loans made to customers net cash activity ........................          (11,291,022)              (1,239,102)
        Capital expenditure ..............................................             (128,759)                (102,841)
        Proceeds from sale of other real estate ..........................                  -0-                   11,759
                                                                                 ---------------           --------------
Net cash provided by (used in) investing activities ......................          (15,819,906)              (6,678,964)
                                                                                 ---------------           --------------
Cash flows from financing activities
        Net increase (decrease) in demand deposits, NOW
        account, savings accounts and certificates of deposit.............           11,145,549               13,595,493
Purchase of treasury stock ...............................................                  -0-                      -0-
                                                                                 ---------------           --------------
Net cash provided by (used in) financing .................................           11,145,549               13,595,493
                                                                                 ---------------           --------------
Net increase (descrease) in cash and cash equivalents ....................           (4,402,283)               7,199,999
                                                                                 ---------------           --------------

 Cash and cash equivalents at beginning of year:
        Cash and due from banks ..........................................            8,178,452                3,682,131
        Federal funds sold ...............................................           22,500,000                5,650,000
                                                                                 ---------------           --------------
Cash and cash equivalents at beginning of year ...........................           30,678,452                9,332,131
                                                                                 ---------------           --------------
Cash and cash equivalents at June 30, 2000
        Cash and due from banks ..........................................            4,451,169                4,882,130
        Federal funds sold ...............................................           21,825,000               11,650,000
                                                                                 ---------------           --------------
Cash and cash equivalents at June 30, 2000 ...............................       $   26,276,169            $  16,532,130
                                                                                 ===============           ==============
Supplemental disclosures of cash flow information:
        Cash paid for interest ...........................................            2,984,181                2,214,566
        Cash paid for income tax .........................................              208,952                  172,168

The accompanying note is an integral part of these financial statements.

                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


                                  June 30, 2000

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

                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

      The total of loans placed on non-accrual remains at an elevated level, largely due to the involved customers falling 30 days past due at some point. These accounts remain on non-accrual status, even though most are now current, for a number of months so that management can observe the customer's financial condition and payment performance. Once the financial picture has improved and payments have been current for at least a quarter, the bank typically places these accounts back on accrual status. In those instances where the account remains over 30 days past due, the bank normally places the account in collection.

        The restructured loan total continues to represent one commercial loan which has received a lower interest rate due to financial difficulties.


                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                    June 30                             December 31
                                          -------                       -----------------------
                                             2000                       1999      1998     1997
Nonaccrual loans                         $    903                    $   837   $   351  $   809
Past-due loans (over 90 days)                 -0-                        -0-       -0-      -0-
Restructured loans                            414                      1,022       714    2,465
                                         --------                     ------    ------   ------
        Total problem loans              $  1,317                    $ 1,859   $ 1,065  $ 3,274
Foreclosed assets
        Real estate                            43                         43        48        9
        In-substance foreclosures             -0-                        -0-       -0-      -0-
        Other                                   8                         23        28        5
                                         --------                     ------    ------   ------
                Total Problem Assets     $  1,368                    $ 1,925   $ 1,141  $ 3,288

Total problem loans as
        a percentage of total loans           1.2%                       1.9%      1.1%     4.1%
Total problem assets as a
        percentage of total loans
        and foreclosed assets                 1.2%                       2.0%      1.2%     4.1%

                           TABLE 2 LOAN CONCENTRATIONS


(dollars in thousands)
                                           June 30                              December 31
                                           -------                           -----------------
                                            2000                             1999         1998
Commercial                                $  8,020                       $  7,189     $  7,371
Agricultural                                 3,733                          3,464        4,156
Real Estate-Construction                     7,046                          6,112        6,423
Real Estate-Mortgage                        79,794                         71,257       66,652
Installment loans to Individuals            11,067                         10,510        9,967
                                           -------                       --------     --------
        Totals                            $109,660                       $ 98,532     $ 94,569


                                       (5)

SOURCES AND USES OF FUNDS

        The predominant cash flow profile for the first half of 2000 was the almost dollar-for-dollar placement of deposit growth into new loans. During the period, deposit growth of $11,146 m occurred in conjunction with $11,291m in loan growth. This contrasts with $13,595m in deposit growth for the same period last year, coupled with a much smaller $1,239m, prior year period loan growth. The current period also saw an approximate $4,402 reduction in cash and cash equivalents and a $4,400 increase in investment securities. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

        Period-end holdings of cash and due from banks, readily marketable securities and federal funds sold came to approximately 35.5%, down from the 38% which existed at year-end, 1999. The primary reason for the decline was the brisk rate of loan growth during the first half. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

         The bank has extended some maturities in the investment portfolio based upon the possibility that the Federal Reserve is near the end of its monetary tightening. The predominant configuration, however, remains a defensive one, should interest continue to rise. (Please see Repricing Schedule, P-7)







                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     6-30-00


(dollars in thousands)
                                                            3 MO          3-12                1-5           OVER
                                                          OR LESS        MONTHS              YEARS         5 YEARS
                                                          --------       -------             -----       -----------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                                    14,943          45,646            34,639         13,511

Federal Funds Sold                                         21,825             -0-               -0-             -0-

Taxable Securities **                                       3,050          16,000            10,000             -0-

Municipal Bonds                                               -0-             -0-               -0-             -0-

        TOTAL                                              39,818          61,646            44,639          13,511


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                               32,480          39,715             4,362             -0-

NOW Accounts                                                1,852             -0-               -0-             -0-

Super NOW Accounts                                         30,643             -0-               -0-             -0-
Savings Accounts                                            9,519             -0-               -0-             -0-

MMDA Accounts                                              13,427             -0-               -0-             -0-

        TOTAL                                              87,921          39,715             4,362             -0-

Interest Rate Sensitivity Gap                             (48,103)         21,931            40,277          13,511

Cumulative Interest Rate
        Sensitivity Gap                                   (48,103)        (26,172)           14,105          27,616

        *    Does not include $903,000 in nonaccruing loans or overdrawn demand deposits of $16,000
        **   Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

 INVESTMENT SECURITIES
                                     TABLE 4

                                                      CARRYING         UNREALIZED        UNREALIZED         MARKET
(dollars in thousands)                                 VALUE             GAINS             LOSSES           VALUE
                                                    ----------         ----------        ----------      ----------
JUNE 30, 2000

(1)     Held-to-Maturity:
        U.S. Treasury Securities                            --               --                --                --
        Other                                       28,622,357               --            17,886        28,604,471
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                            --               --                --                --
        Other                                           24,000               --                --            24,000
                                                    ----------         ----------        ----------      ----------
                                                    28,646,357               --            17,886        28,628,471
                                                    ----------         ----------        ----------      ----------
DECEMBER 31, 1999
(1) Held-to-Maturity:
        U.S. Treasury Securities                            --               --                --                --
        Other                                       23,639,383               --             9,081        23,630,302
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                            --               --                --                --
        Other                                           24,000               --                --            24,000
                                                    ----------         ----------        ----------      ----------
                                                    23,663,383               --             9,081        23,654,302
                                                    ----------         ----------        ----------      ----------
DECEMBER 31, 1998
(1)     Held-to-Maturity:
        U.S. Treasury Securities                            --               --                --                --
        Other                                       23,864,557            4,493                --        23,869,050
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                            --               --                --                --
        Other                                           24,000               --                --            24,000
                                                    ----------         ----------        ----------      ----------
                                                    23,888,557            4,493                --        23,893,050
                                                    ----------         ----------        ----------      ----------

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





                                       (8)

CAPITALIZATION:

        The rate of asset growth continues to exceed retained earnings growth, causing a further decline in all capital ratios. Some of the reduction in the risk-based ratios is also tied to growth in loan categories that carry higher risk ratings than cash equivalent assets. (Please see table 5, P-9)


                                Table 5 - CAPITAL

                                                                       * June 30         December
                                                                         -------         --------
                                                                           2000            1999
Tier 1 risk-based capital
        (minimum is 4%)                                                  13.25%          14.07%

Tier 1 + Tier 2 risk based capital
        (minimum is 8%)                                                  14.50%          15.33%

Tier 1 leverage (minimum is 3%)                                           7.66%           7.96%
           *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income, when annualized and expressed as a percentage of period-end, interest bearing assets, rose to 3.73% for the second quarter of 2000, compared to 3.40% for the first quarter. This trend, a by-product of loan growth and adjustments made to both sides of the balance sheet, will provide a significant contribution to improved earnings for the year 2000. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

        The provision for loan losses is approximately double that of the prior year, primarily a result of the need to restore the loan loss reserve following a $111m charge-off in the first quarter and as a result of brisk loan growth which increases loss exposure.

         Non-interest income grew significantly over prior year levels, due primarily to rate driven, and to a lesser degree, volume driven increases in loan fee revenue.

         Net occupancy expense is higher this year due to an expenditure to date of approximately $67m for stone repair on the bank's main building and advertising expense is higher by approximately $25m due to costs associated with the bank's 125th anniversary booklet and celebration. Also, Internet banking start-up costs of approximately $43m caused a higher than normal expenditure on computer services. The remaining increases are tied to growth factors. (Please see Statement of Income, P-2)




                                       (9)

                                     PART II

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


                                                      THE REPUBLIC CORPORATION



Date: July 20, 2000                                   /S/ J. Ed Eisemann, IV
                                                      --------------------------
                                                      Chairman of the Board




Date: July 20, 2000                                   /S/ Catherine G. Eisemann
                                                      --------------------------
                                                      Director



                                      (11)