Form 10-Q
period 2000-09-30
REPUBLIC CORP /TX/
filed 2000-10-24
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2000.      COMMISSION FILE NUMBER 0-8597

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000

Common Stock, $1.00 par Value                                 Shares  356,844
-----------------------------                                        --------
                                                        Outstanding at Sept. 30,
                                                         2000, (excluding 23,119
                                                         shares held as treasury
                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q


                                                                                                         PAGE
                                                                                                         ----
Part I.      Financial Information

             Item 1.     Financial Statements (unaudited)

                        Consolidated Balance Sheets
                             December 31, 1999, and September 30, 2000.                                   1

                        Consolidated Statements of Income for the three months
                             and nine months ended September 30, 1999 and 2000.                           2

                        Consolidated Statements of Cash Flows for the nine months
                             ended September 30, 1999 and 2000.                                           3

                        Notes to Financial Statements                                                     4

             Item 2.    Management's Discussion and Analysis                                              5-9

Part II.     Other Information                                                                            10

Signatures                                                                                                11

                         REPUBLIC CORPORATION AND SUBSIDIARY

                                   Balance Sheet

                                                                                    September 30             December 31
                                                                                        2000                     1999
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . . . . . . . . . . .    $  4,242,832             $   8,178,452
Investment securities:
        Held-to-maturity
               Market value at  9-30-00 25,909,332 . . . . . . . . . . . . . .
                                        ----------
               Market value at 12-31-99 23,630,302 . . . . . . . . . . . . . .      25,843,159                23,639,383
                                        ----------
        Available-for-sale
               Market value at  9-30-00     24,000
                                        ----------
               Market value at 12-31-99     24,000 . . . . . . . . . . . . . .          24,000                    24,000
                                        ----------                                ------------              ------------
                                                                                  $ 30,109,991              $ 31,841,835

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      112,708,360                98,532,057
        Plus: Uncollected earned interest . . . . . . . . . . . . . . . . . .        1,192,732                   747,419
        Less: Allowance for losses  . . . . . . . . . . . . . . . . . . . . .       (1,450,000)               (1,379,000)
                                                                                  ------------              ------------
        Net loans and other receivables . . . . . . . . . . . . . . . . . . .      112,451,092                97,900,476
                                                                                  ------------              ------------
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,650,000                22,500,000
Property, equipment and vehicles (net). . . . . . . . . . . . . . . . . . . .        2,547,580                 2,625,277
Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,716                    43,343
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          436,079                   436,079
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          610,273                   259,166
                                                                                  ------------              ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $168,842,731              $155,606,176
                                                                                  ------------              ------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing) . . . . . . . . . . . . . . . . . . . .     $ 18,895,487              $ 15,582,942
        Savings, time and demand (Interest-bearing) . . . . . . . . . . . . .      134,217,983               125,935,777
                                                                                  ------------              ------------
                                                                                  $153,113,470              $141,518,719

Accounts payable and accrued interest payable . . . . . . . . . . . . . . . .        1,423,487                 1,119,265
Accrued taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          530,675                    57,935
                                                                                  ------------              ------------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     $155,067,632              $142,695,919
                                                                                  ------------              ------------

Minority Interest in Consolidated Subsidiary. . . . . . . . . . . . . . . . .          298,215                   277,970
                                                                                  ------------              ------------

Stockholders'Equity
        Common stock (par value $1; 750,000 shares authorized, 356,844 shares
        issued including stock held in treasury).  . . . . . . . . . . . . . .         356,844                   356,844
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         234,931                   234,931
Less cost of treasury stock (23,119 shares at 9-30-00 and
        23,119 at 12-31-99). . . . . . . . . . . . . . . . . . . . . . . . . .         (91,303)                  (91,303)
                                                                                  ------------              ------------
               Total contributed capital . . . . . . . . . . . . . . . . . . .         500,472                   500,472
                                                                                  ------------              ------------
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,976,412                12,131,815
                                                                                  ------------              ------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes). . . . . . . . . . . . . . . . . . .             -0-                       -0-
               Stockholders'equity . . . . . . . . . . . . . . . . . . . . . .      13,476,884                12,632,287
                                                                                  ------------              ------------
        Total liabilities and stockholders equity. . . . . . . . . . . . . . .    $168,842,731              $155,606,176
                                                                                  ------------              ------------

The accompanying note is an integral part of these financial statements.


                                     (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY

                              Statement of Income

                                                                         Three Months Ended               Nine  Months Ended
                                                                         ------------------               ------------------
                                                                    Sept. 30          Sept. 30         Sept.  30        Sept. 30
                                                                     2000               1999              2000            1999
Interest Income

      Interest and fees on loans                                  $2,446,777         $2,089,483       $6,926,208       $6,136,693
      Interest on funds sold and securities
           purchased under agreement to resell                       362,359            156,546        1,107,995          353,178
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                                  271,151            419,930          854,920        1,050,792
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                            189,952                -0-          369,889              -0-
                                                                  ----------         ----------       ----------       ----------
           Total interest on investments                             823,462            576,476        2,332,804        1,403,970
                                                                  ----------         ----------       ----------       ----------
           Total interest income                                   3,270,239          2,665,959        9,259,012        7,540,663
                                                                  ----------         ----------       ----------       ----------
Interest expense:
      Interest on deposits                                         1,689,579          1,358,252        4,863,735        3,670,117
                                                                  ----------         ----------       ----------       ----------
           Total Interest expense                                  1,689,579          1,358,252        4,863,735        3,670,117
                                                                  ----------         ----------       ----------       ----------
      Net interest income                                          1,580,660          1,307,707        4,395,277        3,870,546
Provision for loan losses                                            (50,263)           (46,658)        (284,625)        (154,392)
                                                                  ----------         ----------       ----------       ----------
      Net interest income after provision for
           loan losses                                             1,530,397          1,261,049        4,110,652        3,716,154
                                                                  ----------         ----------       ----------       ----------
  Other income:
      Service charges on deposit accounts                             57,060             55,215          169,705          160,221
      Other service charges, commission and fees                      37,690             81,077          403,185          213,193
      Gain on sale of securities                                         -0-                -0-              -0-              -0-
           Net income- other real estate                               2,622                -0-            2,622           15,939
      Other income                                                   124,106             18,397          161,502           52,308
                                                                  ----------         ----------       ----------       ----------
           Total other income                                        221,478            154,689          737,014          441,661
                                                                  ----------         ----------       ----------       ----------
Other expenses:
      Salaries and wages                                             456,476            479,080        1,399,957        1,395,165
      Employee benefits                                               84,545            126,201          321,824          346,700
      Net occupancy expenses                                         133,778             88,268          352,008          229,192
      Furniture and equipment expenses                                17,113             24,104           77,117           89,624
      Depreciation other than rental property                         66,278             67,218          192,477          185,522
      Net cost-other real estate                                         -0-                -0-              -0-              -0-
      Computer service center                                         52,579             46,502          190,984          160,145
      FDIC-insurance                                                   7,524              3,785           29,408           14,351
      Professional services                                           46,806             41,756          159,293          119,863
      Advertising                                                     32,620             39,222          138,301          101,564

      Other operating expenses                                       226,212            224,106          623,454          598,491
                                                                  ----------         ----------       ----------       ----------
           Total other expenses                                    1,123,931          1,140.242        3,484,823        3,240,617
                                                                  ----------         ----------       ----------       ----------
           Income before income taxes                                627,944            275,496        1,362,843          917,198
Less applicable income taxes (Current)                               265,000            113,000          498,000          354,000
                                                                  ----------         ----------       ----------       ----------
           Income before reduction for minority interest             362,944            162,496          864,843          563,198
      Less minority interest income (loss)                            10,105              3,901           20,246           13,384
                                                                  ----------         ----------       ----------       ----------
           Net income                                             $  352,839         $  158,595       $  844,597       $  549,814
                                                                  ----------         ----------       ----------       ----------
           Earnings per share                                     $     1.06         $     .48        $     2.53       $     1.65
                                                                  ----------         ----------       ----------       ----------

The accompanying note is an integral part of these financial statements.


                                      (2)

                    REPUBLIC CORPORATION AND SUBSIDIARY

                         Statement of Cash Flows

                                                                                                    Nine  Months Ended
                                                                                                 Sept. 30          Sept. 30
                                                                                                   2000             1999
--------------------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
          Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   844,597     $    549,814
          Adjustments to reconcile net income to net cash
                 provided by operating activities:
                        Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        256,636          247,363
                        Provision for loan losses . . . . . . . . . . . . . . . . . . . . .        284,625          154,392
                        Amortization (accretion) of discounts and
                             Premium. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (853,651)      (1,050,072)
                        Other real estate gains/net . . . . . . . . . . . . . . . . . . . .         (2,622)         (15,839)
                        Investment securities gains/net . . . . . . . . . . . . . . . . . .             -0-            (100)
                 Re-appraisal - other real estate . . . . . . . . . . . . . . . . . . . . .             -0-              -0-
                        (Decrease) increase in interest payable . . . . . . . . . . . . . .         304,222        (123,111)
                        (Increase) decrease in interest receivable. . . . . . . . . . . . .        (445,313)         (8,219)
                        (Increase) decrease in other assets . . . . . . . . . . . . . . . .        (351,107)       (219,409)
                        Increase (decrease) in other liabilities. . . . . . . . . . . . . .         492,985         230,430
                                                                                               ------------    ------------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (314,225)       (784,565)
                                                                                               ------------    ------------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . . . .         530,372        (234,751)
                                                                                               ------------    ------------
Cash flows from investing activities
          Proceeds from maturities of investment securities . . . . . . . . . . . . . . . .      24,050,000      80,000,000
          Purchase of investment securities . . . . . . . . . . . . . . . . . . . . . . . .     (25,400,125)    (92,870,073)
          Loans made to customers net cash activity . . . . . . . . . . . . . . . . . . . .     (14,397,257)     (1,407,708)
          Capital expenditure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (178,939)       (239,575)
          Proceeds from sale of other real estate . . . . . . . . . . . . . . . . . . . . .          15,578          11,759
                                                                                               ------------    ------------
Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . . . .     (15,910,743)    (14,505,597)
                                                                                               ------------    -------------
Cash flows from financing activities
          Net increase (decrease) in demand deposits, NOW
              account, savings accounts and certificates of deposit . . . . . . . . . . . .      11,594,751      21,713,010
          Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -0-             -0-
                                                                                               ------------    ------------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . . . . .      11,594,751      21,713,010
                                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      (3,785,620)      6,972,662
                                                                                               ------------    ------------

Cash and cash equivalents at beginning of year:
          Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,178,452       3,682,131
          Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,500,000       5,650,000
                                                                                               ------------    ------------
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . . . . . . .      30,678,452       9,332,131
                                                                                               ============    ============
Cash and cash equivalents at Sept. 30, 2000
          Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,242,832       6,004,793
          Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,650,000      10,300,000
                                                                                               ------------    ------------
Cash and cash equivalents at Sept. 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . .    $ 26,892,832    $ 16,304,793
                                                                                               ============    ============
Supplemental disclosures of cash flow information:
          Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,559,513       3,068,297
          Cash paid for income tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         443,952         515,414


The accompanying note is an integral part of these financial statements.

                                     (3)

                     REPUBLIC CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                          September 30, 2000


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

                                                            (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

        Non-accrual loans remain at a level comparable to the year-end, 1999 figure and continue to reflect chronically past-due credits that are presently or recently fell 30 days past due. Those accounts that fail to affect a cure are typically placed in collection.

           The restructured loan total consists of one commercial real estate loan that is being charged a below-market rate of interest due to financial difficulties.


                                                  TABLE 1  PROBLEM ASSETS

(dollars in thousands)                                                           September 30               December 31
                                                                                 ------------      ------------------------------
                                                                                      2000         1999         1998         1997
Nonaccrual loans                                                                   $    807      $    837     $    351     $    809
Past-due loans (over 90 days)                                                           -0-           -0-          -0-          -0-
Restructured loans                                                                      428         1,022          714        2,465
                                                                                   --------      --------     --------     --------
        Total problem loans                                                        $  1,235      $  1,859     $  1,065     $  3,274
Foreclosed assets
        Real estate                                                                      38            43           48            9
        In-substance foreclosures                                                       -0-           -0-          -0-          -0-
        Other                                                                            22            23           28            5
                                                                                   --------      --------     --------     --------
                Total Problem Assets                                               $  1,295      $  1,925     $  1,141     $  3,288
Total problem loans as
        a percentage of total loans                                                     1.1%         1.9%         1.1%         4.1%
        Total problem assets as a
        percentage of total loans
        and foreclosed assets                                                           1.1%         2.0%         1.2%         4.1%


                                               TABLE 2  LOAN CONCENTRATIONS

(dollars in thousands)                                                             September 30            December 31
                                                                                   ------------            -----------
                                                                                       2000             1999         1998
Commercial                                                                           $  7,403         $ 7,189      $ 7,371
Agricultural                                                                            3,402           3,464        4,156
Real Estate-Construction                                                                7,751           6,112        6,423
Real Estate-Mortgage                                                                   82,982          71,257       66,652
Installment loans to Individuals                                                       11,170          10,510        9,967
                                                                                     --------         -------      -------
        Totals                                                                       $112,708         $98,532      $94,569



                                        (5)

SOURCES AND USES OF FUNDS

        Growth in loans and investments outstripped deposit growth during the first 9 months of 2000. Total growth in loans and investments in the current period came to $15,747m, compared with $11,595m in deposit growth. This contrasts with $14,278m in loan and investment growth and $21,713m in deposit growth in the prior-year period. Not surprisingly, cash and cash equivalents fell $3,786m in the current period, compared with $6,973m in growth in the same category in the prior-year period. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

        Period-end holdings of cash and due from banks, readily marketable securities and federal funds sold came to approximately 34% of period-end liabilities. This contrasts with the 38% which prevailed at year-end, 1999. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

        The bank continues to adhere to a practice of extending maturities in anticipation of a cessation and perhaps a reversal of the current phase of monetary tightening. Beginning at approximately 18 months, the bank is still adequately protected from the ill effects of any further increase in market interest rates. (Please see Repricing Schedule, P-7)


                                       (6)

                         INTEREST RATE SENSITIVITY MANAGEMENT

                             Table 3  - REPRICING SCHEDULE
                                      9-30-00

                                                            3 MO           3-12             1-5               OVER
(dollars in thousands)                                     OR LESS        MONTHS            YEAR            5 YEARS
                                                           -------        -------           ----            -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                                    13,394          46,870           32,440            19,181

Federal Funds Sold                                         22,650             -0-              -0-               -0-

Taxable Securities **                                      16,000             -0-           10,000               -0-

Municipal Bonds                                                -0-            -0-              -0-               -0-

        TOTAL                                              52,044          46,870           42,440            19,181


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                               32,521          41,269             2,672              -0-

NOW Accounts                                                1,821             -0-               -0-              -0-

Super NOW Accounts                                         30,551             -0-               -0-              -0-

Savings Accounts                                            9,246             -0-               -0-              -0-

MMDA Accounts                                              13,470             -0-               -0-              -0-

        TOTAL                                              87,609          41,269             2,672              -0-

Interest Rate Sensitivity Gap                             (35,565)          5,601            39,768           19,181

Cumulative Interest Rate

        Sensitivity Gap                                   (35,565)        (29,964)            9,804           28,985


      * Does not include $807m in nonaccruing loans or overdrawn demand deposits of $11m
      ** Does not include $24m in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES

                                                                 TABLE 4

                                                  CARRYING       UNREALIZED    UNREALIZED        MARKET
                                                    VALUE           GAINS        LOSSES           VALUE
                                                  --------       ----------    ----------        ------
SEPTEMBER  30, 2000
(1)    Held-to-Maturity:
       U.S. Treasury Securities                          --             --             --             --
       Other                                     25,843,159         66,182             --     25,909,332
(2)    Available-for-Sale Securities
       Carried at Fair Value:
       U.S. Treasury Securities                          --             --             --             --
       Other                                         24,000             --             --         24,000
                                                 ----------     ----------     ----------     ----------
                                                 25,867,159         66,182             --     25,933,332
                                                 ----------     ----------     ----------     ----------
DECEMBER 31, 1999
(1) Held-to-Maturity:
       U.S. Treasury Securities                          --             --             --             --
       Other                                     23,639,383             --          9,081     23,630,302
(2)    Available-for-Sale Securities
       Carried at Fair Value:
       U.S. Treasury Securities                          --             --             --             --
       Other                                         24,000             --             --         24,000
                                                 ----------     ----------     ----------     ----------
                                                 23,663,383             --          9,081     23,654,302
                                                 ----------     ----------     ----------     ----------
DECEMBER 31, 1998
(1)    Held-to-Maturity:
       U.S. Treasury Securities                          --             --             --             --
       Other                                     23,864,557          4,493             --     23,869,050
(2)    Available-for-Sale Securities
       Carried at Fair Value:
       U.S. Treasury Securities                          --             --             --             --
       Other                                         24,000             --             --         24,000
                                                 ----------     ----------     ----------     ----------
                                                 23,888,557          4,493             --     23,893,050
                                                 ----------     ----------     ----------     ----------



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


                                      (8)

CAPITALIZATION:

        Since retained earnings growth in the current period is more in line with asset growth, the decline in leverage capital has slowed markedly. The more steep decline in both of the risk-based capital ratios is primarily a result of loan growth which caused a shift from low-risk, money market equivalents into higher risk loan categories.

                                                     TABLE 5 - CAPITAL

                                                                      *September 30      December 31
                                                                      -------------      -----------
                                                                          2000               1999
Tier 1 risk-based capital
        (minimum is 4%)                                                  13.46%             14.07%

Tier 1 + Tier 2 risk based capital
        (minimum is 8%)                                                  14.72%             15.33%

Tier 1 leverage (minimum is 3%)                                           7.87%              7.96%


          *Estimate

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Annualized net interest income, taken as a percentage of period-end interest- bearing assets, came to 3.92% for the third quarter of 2000. This is a continuation of the uptrend experienced thus far in 2000. The figures for the first and second quarters were 3.40% and 3.73%, respectively. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

        The provision for loan losses for the third quarter of 2000 was comparable to the year-ago period, however, the year-to-date provision continues to show the effect of a first quarter, 2000 charge-off of $111m.

        Increases in fee income, tied to both volume and rate effects, caused significant gains in this category over the prior year figure. Other income for the current periods includes a non-recurring recovery of $80m, representing final payment for municipal securities charged off over two decades ago.

        Growth factors aside, the predominant year-to-date aberrations in the non-interest expense categories include occupancy expense, showing the effect of $100m plus spent on stone repairs to the main bank building, computer expense, showing the effect of $43m in internet banking start-up expense, and advertising, showing the effect of the costs associated with the bank's 125th anniversary celebration. (Please see Statement of Income, P-2)


                                      (9)

                                    PART II

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

                                                   THE REPUBLIC CORPORATION

Date: October 13, 2000                             /S/ J. ED EISEMANN, IV
                                                   --------------------------
                                                   Chairman of the Board

Date: October 13, 2000                             /S/ CATHERINE G. EISEMANN
                                                   --------------------------
                                                   Director


                                       (11)