Form 10-K405
period 2000-12-31
REPUBLIC CORP /TX/
filed 2001-03-21
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000


                          Commission file number 0-8597


                            THE REPUBLIC CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                                 74-0911766
--------------------------------                             -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


    5340 Weslayan, P.O. Box 270462
            Houston, Texas                                              77277
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (713) 993-9200

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered
     -------------------          ------------------------------------------
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

                                 Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant:
                         $624,115 as of January 31, 2001

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                      Common Stock par value $1 per share
               333,725 shares outstanding as of December 31, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              REPUBLIC CORPORATION
                                   FORM 10-K
                                      INDEX

                                                                                PAGE
                                                                                ----

IMPORTANT TERMS

PART I
     ITEM 1.  BUSINESS .....................................................      1-12

     ITEM 2.  PROPERTIES ...................................................      12

     ITEM 3.  LEGAL PROCEEDINGS ............................................      12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ........      12
PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS ..........................................      12

     ITEM 6.  SELECTED FINANCIAL DATA ......................................      13

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..........................      14-19

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...      19

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................      20-40

     ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .....................................      41
PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........      42

     ITEM 11. EXECUTIVE COMPENSATION .......................................      43

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      44-45

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............      45

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K ..........................................      46-47

     SIGNATURES ............................................................      48

     SUPPLEMENTAL INFORMATION ..............................................      49


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

EMPLOYEES. The Bank had 69 full time equivalent employees on December 31, 2000.

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

                                    TABLE #1

Year Ended December 31, 2000                               Average         Interest         Yield/
(Dollars in Thousands)                                     Balance         Rev./Exp.        Rate
ASSETS
   Investment securities:
      Taxable ..........................................  $  27,087        $   1,765        6.5%
      Tax exempt .......................................         73                6        8.2%
   Loans ...............................................    108,445            9,615        8.9%
      Less: Reserve for loan loss ......................     (1,441)
   Funds sold ..........................................     21,752            1,356        6.2%
                                                          ---------        ---------       ----
      Total Earning Assets .............................    155,916           12,742        8.2%
                                                          ---------        ---------       ----
   Cash and due from banks .............................      4,940
   Other assets ........................................      4,454
                                                          ---------
      TOTAL ASSETS .....................................  $ 165,310
                                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money market deposits ...  $  45,091        $   1,925        4.3%
   Savings deposits - Other ............................      9,037              291        3.2%
   Time deposits .......................................     74,905            4,331        5.8%
                                                          ---------        ---------       ----
      TOTAL INTEREST BEARING LIABILITIES ...............    129,033            6,547        5.1%
                                                          ---------        ---------       ----
NET INTEREST REVENUE ...................................                   $   6,195        3.1%
                                                                           =========
NET INTEREST REVENUE TO EARNING ASSETS .................                                    4.0%
   Demand deposits (non-interest bearing) ..............  $  21,487
   Other liabilities ...................................      1,572
   Stockholders' equity ................................     13,218
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $ 165,310
                                                          =========

                                    TABLE #2

Year Ended December 31, 1999                                Average        Interest              Yield/
(Dollars in Thousands)                                      Balance        Rev./Exp.             Rate
ASSETS
   Investment securities:
      Taxable ..........................................  $  27,856        $   1,442             5.2%
      Tax exempt .......................................         --               --              --
   Loans ...............................................     96,033            8,249             8.6%
      Less: Reserve for loan loss ......................     (1,305)
   Funds sold ..........................................     12,640              636             5.0%
                                                          ---------        ---------             ---
      Total Earning Assets .............................    135,244           10,327             7.6%
                                                          ---------        ---------             ---
   Cash and due from banks .............................      5,488
   Other assets ........................................      4,267
                                                          ---------
      TOTAL ASSETS .....................................  $ 144,979
                                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money market deposits ...  $  44,448        $   1,775             3.9%
   Savings deposits - Other ............................      9,391              261             2.8%
   Time deposits .......................................     61,871            3,110             5.0%
                                                          ---------        ---------             ---
      TOTAL INTEREST BEARING LIABILITIES ...............    115,710            5,146             4.4%
                                                          ---------        ---------             ---
NET INTEREST REVENUE ...................................                   $   5,181             3.2%
                                                                           =========
NET INTEREST REVENUE TO EARNING ASSETS .................                                         3.8%
   Demand deposits (non-interest bearing) ..............  $  15,375
   Other liabilities ...................................      1,350
   Stockholders' equity ................................     12,544
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $ 144,979
                                                          =========

                                    TABLE #3

Year Ended December 31, 1998                               Average          Interest            Yield/
(Dollars in Thousands)                                     Balance          Rev./Exp.            Rate
ASSETS
   Investment securities:
      Taxable ..........................................  $  23,399        $   1,335             5.7%
      Tax exempt .......................................         --               --              --
   Loans ...............................................     87,275            7,683            8.8%
      Less: Reserve for loan loss ......................     (1,145)
   Funds sold ..........................................     12,435              665             5.3%
                                                          ---------        ---------             ---
      Total Earnings Assets ............................    121,964            9,683             7.9%
                                                          ---------        ---------             ---
   Cash and due from banks .............................      3,696
   Other assets ........................................      4,224
                                                          ---------
      TOTAL ASSETS .....................................  $ 129,884
                                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money market deposits ...  $  35,669        $   1,295             3.6%
   Savings deposits Other ..............................      9,282              252             2.7%
   Time deposit ........................................     55,591            3,024             5.4%
                                                          ---------        ---------             ---
      TOTAL INTEREST BEARING LIABILITIES ...............    100,542            4,571             4.5%
                                                          ---------        ---------             ---
NET INTEREST REVENUE ...................................                   $   5,112             3.4%
                                                                           =========
NET INTEREST REVENUE TO EARNING ASSETS .................                                         4.2%
   Demand deposits (non-interest bearing) ..............  $  16,114
   Other liabilities ...................................      1,463
   Stockholders' Equity ................................     11,765
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $ 129,884
                                                          =========

     The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4

                                                           2000 vs 1999                             1999 vs 1998
                                                 ---------------------------------       -----------------------------------
                                                               Yield/                                  Yield/
                                                 Volume        Rate         Total        Volume         Rate          Total
                                                 -------      -------      -------       -------       -------       -------
Increase (decrease) in interest income on:
Loans .....................................      $   721      $   645      $ 1,366       $   742       $  (175)      $   567
Investment securities .....................           37          289          326           227          (120)          107
Federal funds sold ........................          606          114          720             8           (37)          (29)
                                                 -------      -------      -------       -------       -------       -------
                                                   1,364        1,048        2,412           977          (332)          645
                                                 -------      -------      -------       -------       -------       -------
Increase (decrease) in interest expense on:
Demand deposits ...........................           18          132          150           338           142           480
Savings ...................................           (8)          38           30             3             6             9
Time deposits .............................          714          507        1,221           310          (224)           86
                                                 -------      -------      -------       -------       -------       -------
                                                     724          677        1,401           651           (76)          575
                                                 -------      -------      -------       -------       -------       -------
Net interest income .......................          640          371        1,011           326          (256)           70
                                                 =======      =======      =======       =======       =======       =======

     The volume/rate variance was allocated to rate based on the percentage increase or decrease in relation to the total previous year rates with the remainder allocated to volume.

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments available for sale):

                                    TABLE #5

December 31
(Dollars in thousands)                     2000          1999         1998
                                          -------      -------      -------
U.S. Treasury Securities ...............  $    --      $    --      $    --
Government Sponsored Agencies ..........   29,666       23,639       23,865
US States and Political Subdivisions ...    2,295           --           --
Other bonds, notes and securities ......       24           24           24
                                          -------      -------      -------
               TOTAL ...................  $31,985      $23,663      $23,889
                                          =======      =======      =======

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                    TABLE #6

                                                                 U.S. States         Government            Federal
                                          U.S. Treasury          and Political       Sponsored           Reserve Bank
                                            Securities           Subdivisions         Agencies              Stock
                                        ------------------     ----------------    ----------------    ---------------
                                           Amount/Yield          Amount/Yield       Amount/Yield         Amount/Yield
                                        ------------------     ----------------    ----------------    ---------------
Within one year ......................  $      --      --%     $   --       --%    $29,666     6.7%    $   --      --%
After one year through five years ....         --      --%         --       --%         --      --%        --      --%
After five years through ten years ...         --      --%         78      7.4%         --      --%        --      --%
After ten years ......................         --      --%      2,217      8.2%         --      --%        24     7.5%
                                        ---------      --      ------      ----    -------     ----    ------     ----
               TOTAL .................  $      --      --%     $2,295      8.2%    $29,666     6.7%    $   24     7.5%
                                        =========      ==      ======      ====    =======     ====    ======     ====

III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                    TABLE #7

                                        December 31,  December 31,
                                           2000           1999
                                        ------------  ------------
Commercial .........................      $  7,361      $  7,189
Agricultural .......................         3,029         3,464
Real Estate - Construction .........         8,122         6,112
Real Estate - Mortgage .............        84,256        71,257
Installment loans to Individuals ...        11,210        10,510
                                          --------      --------
   TOTAL ...........................      $113,978      $ 98,532
                                          ========      ========

     There were no foreign loans at December 31, 2000 or December 31, 1999.

     Commercial, agricultural and real estate - construction loans at December 31, 2000 are presented by maturity as follows (dollars in thousands):

                                    TABLE #8

                                                       Due After
                                                       One Year
                                     Due in One        Through          Due After
                                    Year or Less      Five Years        Five Years
                                    ------------      ----------        ----------
Commercial:
   Fixed rates ................        $  185            $1,636            $   --
   Adjustable rates ...........         1,276             3,506               758
Agricultural:
   Fixed rates ................           958               244                --
   Adjustable rates ...........           335             1,395                97
Real Estate - Construction:
   Fixed rates ................         1,802             3,578             1,488
   Adjustable rates ...........            --                --             1,254

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

                                    TABLE #9

December 31 (Dollars in thousands)                            2000       1999
                                                             -----      ------
Non-accrual loans ........................................   1,076      $  837
Loans which are contractually past due 90 days or more
   as to interest or principal, but have not been put
   on a non-accrual basis (See discussion below) .........     149          --
Loans restructured to provide concessions to the
   borrower in order to maximize the recovery
   possibility of the bank ...............................     781       1,022


     There was no interest foregone on restructured loans in 2000. Recognized income was $58 thousand. Interest recognized in 1999 was $23 thousand with foregone interest of $3 thousand.

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

     Management has no information that would indicate that any loans on hand at December 31, 2000 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10

                                           2000           1999
                                         --------       --------
Balance - Beginning of year              $  1,379       $  1,233
                                         --------       --------
Charge-offs:
   Commercial ..........................       19             48
   Agricultural ........................      111
   Real Estate - Construction ..........       --             --
   Real Estate - Mortgage ..............       --             --
   Installment loans to Individuals ....      144             90
                                         --------       --------
                                         $    274       $    138
                                         --------       --------
Recoveries:
   Commercial .......................... $     15       $     21
   Agricultural ........................      110
   Real Estate - Construction ..........       --             --
   Real Estate - Mortgage ..............        7              7
   Installment loans to individuals ....       28             18
                                         --------       --------
                                         $    160       $     46
                                         --------       --------
Net Charge-offs (recoveries) ........... $    114       $     92
                                         --------       --------
Provision - Charged to operations ...... $    314       $    238
                                         --------       --------
Balance - End of Year .................. $  1,579       $  1,379
                                         ========       ========
Average loan balance outstanding ....... $108,445       $ 96,033
                                         ========       ========
Percentage of net charge offs to
average loans outstanding ..............       .1%            .1%
                                         ========       ========


     The provision for 2000 was larger than in 1999 as non-accrual loans were higher as were loan totals.

     In 1999, the provision was high based on the higher non-accrual and restructured loans than in 1998, and on an ongoing analysis of these loans.

     The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11

                                   December 31,                  December 31,
                                       2000                        1999
                              -------------------------  --------------------------
                                       Percent of Loans           Percent of Loans
                                       in Each Category           in Each Category
                              Amount    to Total Loans   Amount    to Total Loans
                              ------   ----------------  ------   ----------------
Commercial .................  $    3           6.5%      $    6           7.3%
Agricultural ...............      --           2.7%          12           3.5%
Real Estate-Construction ...      --           7.1%          --           6.2%
Real Estate-Mortgage .......     187          73.9%         318          72.3%
Installment Loans ..........      79           9.8%          65          10.7%
Unallocated ................   1,310           N/A          978           N/A
                              ------         -----       ------         -----
                              $1,579           100%      $1,379           100%
                              ======         =====       ======         =====

     The large, unallocated allowance for loan losses is being maintained in recognition of several risk factors inherent in the bank's loan portfolio. Foremost among these is the large concentration of loans of all types secured by real property. While the vast majority of these loans are performing and not in need of an allocated allowance, there has been significant growth in this area and a noticeable increase in appraised values has occurred. (Please see Table #7, P-8). Another significant area of concern is agricultural purpose loans. This grouping consists largely of livestock growers in the bank's market area and is uniquely vulnerable to adverse weather, crop or livestock disease and market price decline. Borrowers of this type that have required restructured terms or that have been non-performing receive an allocation of the bank's allowance. Those remaining, however, still represent a significant potential for loss should circumstances in that sector deteriorate further. At the time of this writing, estimated charge-offs for the coming year are not expected to exceed $200,000 and will be concentrated in the commercial and installment areas.

V.   DEPOSITS

     The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

     At December 31, 2000, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $22,308,289. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12

     3 months or less                        $  12,098
     Over 3 through 6 months                     5,865
     Over 6 through 12 months                    4,103
     Over 12 months                                242
                                             ---------
                                             $  22,308
                                             =========

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 2000 was $1,907,000.

                                    TABLE #13

FOR THE YEAR ENDED DECEMBER 31                                      2000      1999      1998
                                                                    ----      ----      ----
Return on Assets (Net income divided by average total assets) ...     .7%       .4%       .7%
Return on Equity (Net income divided by average equity) .........    8.7%      4.8%      8.0%
Dividend Payout Ratio (Dividends declared per
   share divided by net income per share) .......................      0%        0%        0%
Equity to Assets Ratio (Average equity
   divided by average total assets ..............................    8.0%      8.7%      9.1%

ITEM 2. Properties:

     The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado. Approximately one-third (1/3) of the building is utilized by the bank. The remaining space is leased to other businesses. Additionally, a bank building in Walsenburg, Colorado was acquired in 1992. Banking operations at this location began in October of 1993. In 1996, two automatic teller locations were added. One is in Trinidad and the other is in La Veta, Colorado. A facility with banking operations and automated tellers was located in a Trinidad retail superstore and became operational in 1998. Also, an office space in Raton, New Mexico was leased and remodeled in 2000 for the purpose of conducting loan and deposit production activities. A ground lease near by the Raton facility was obtained and upon it was constructed a drive-thru automatic teller machine and automated night depository. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.

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

     (c) No dividends have been declared in 2000 or 1999 and management has no intention to declare dividends in the immediate future.

ITEM 6. Selected financial data:

     The following table presents certain key financial information.

                                    TABLE #14

Selected Financial Data
Year Ended December 31
(Dollars in thousands)                       2000         1999         1998          1997        1996
                                            -------      -------      -------      -------      -------
Interest Income ......................      $12,739      $10,328      $ 9,683      $ 9,038      $ 8,320
Interest expense .....................        6,547        5,147        4,571        4,452        4,124
                                            -------      -------      -------      -------      -------
   Net Interest Income ...............        6,192        5,181        5,112        4,586        4,196
Provision for Loan Losses ............          314          238          241          230          393
                                            -------      -------      -------      -------      -------
   Net Interest Income after
      Provision for Loan Losses ......        5,878        4,943        4,871        4,356        3,803
Non-Interest Income ..................          825          636          597          623          473
Securities Gains .....................           --           --           --           --           --
Non-Interest Expense:
   Personnel Expenses ................        2,295        2,277        1,872        1,532        1,391
   Other Expenses ....................        2,505        2,315        2,035        1,587        1,510
                                            -------      -------      -------      -------      -------
Income Before Income Taxes ...........        1,903          987        1,561        1,860        1,375
Applicable Income Taxes ..............          722          373          593          699          514
                                            -------      -------      -------      -------      -------
Income before Reduction for Minority
   Interest or Security Gains or
   Losses ............................          614          968        1,161          861        1,181
Less Minority Interest ...............           28           15           23           27           20
                                            -------      -------      -------      -------      -------
Net Income ...........................      $ 1,153      $   599      $   945      $ 1,134      $   841
                                            =======      =======      =======      =======      =======
Net Income per Common Share (2) ......      $  3.46      $  1.80      $  2.83      $  3.40      $  2.52
                                            =======      =======      =======      =======      =======
Dividends Declared per Common Share(2)      $     0      $     0      $     0      $     0      $     0
                                            =======      =======      =======      =======      =======


(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)           2000          1999         1998           1997          1996
                               --------      --------      --------      --------      --------
Loans ...................      $113,978      $ 98,532      $ 94,569      $ 79,608      $ 71,593
Total Assets ............       165,276       155,606       131,275       125,190       114,963
Long-Term Debt ..........             0             0             0             0             0


ITEM 7. Management's discussion and analysis of financial condition and results of operations:

FINANCIAL CONDITION

ASSET QUALITY

                                    TABLE #15

December 31 (dollars in thousands)            2000         1999         1998         1997         1996
                                             ------       ------       ------       ------       ------
Nonaccrual Loans .........................   $1,076       $  837       $  351       $  809       $  759
Past-Due Loans* ..........................      149           --           --           --           --
Restructured Loans .......................      781        1,022          714        2,465        2,148
                                             ------       ------       ------       ------       ------
   Total Problem Loans ...................    2,006        1,859        1,065        3,274        2,907

Foreclosed Assets
   Real Estate ...........................       38           43           48            9          300
   In-Substance Foreclosures .............       --           --           --
   Other .................................       17           23           28            5           34
                                             ------       ------       ------       ------       ------
      Total Problem Assets ...............   $2,061       $1,925       $1,141       $3,288       $3,241

Total Problem Loans as a
   Percentage of Total Loans .............      1.8%         1.9%         1.1%         4.1%         4.1%

Total Problem Assets as a Percentage of
   Total Loans and Foreclosed Assets .....      1.8%         2.0%         1.2%         4.1%         4.5%
Reserve Coverage Ratio ** ................     78.7%        74.2%       115.8%        32.7%        33.2%


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments. Approximately $110m of the amount shown in 2000 is also included in the restructured total for the same year.

**   Allowance for loan losses divided by problem loans

                                TABLE #16

                        INTEREST RATE SENSITIVITY

December 31, 2000 (dollars in thousands)
                                       3 Mo           3-12           1-5          Over
                                     Or Less         Months         Years        5 Years
                                     --------       --------       --------      --------
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans * ...........................  $ 17,088       $ 45,558       $ 27,966      $ 22,240

Federal Funds Sold ................    10,800             --             --            --

Taxable Securities** ..............        --         20,000         10,000            --

Municipal Bonds ...................        --             --             --         2,295

   TOTAL ..........................    27,888         65,558         37,966        24,535

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit ......    34,746         39,441          2,928            --

NOW Accounts ......................     1,775             --             --            --

Super NOW Accounts ................    28,737             --             --            --

Savings Accounts ..................     8,944             --             --            --

MMDA Accounts .....................    12,729             --             --            --

   TOTAL ..........................    86,931         39,441          2,928            --

Interest Rate Sensitivity Gap .....   (59,043)        26,117         35,038        24,535

Cumulative Interest Rate
     Sensitivity Gap ..............   (59,043)       (32,926)         2,112        26,647


* Does not include $1,076 thousand in nonaccruing loans and $50 thousand in overdrafts.

**   Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                    TABLE #17
                                AND FOOTNOTES 1-2

                                            Carrying        Unrealized       Unrealized        Market
                                             Value             Gains            Losses          Value
                                           -----------      -----------      -----------      -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
     U.S. Treasury Securities .......      $        --      $        --      $        --      $        --
     Other ..........................       31,961,129          270,094               --       32,231,223
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities .......               --               --               --               --
     Other ..........................           24,000               --               --           24,000
                                           -----------      -----------      -----------      -----------
                                            31,985,129          270,094               --       32,255,223
                                           -----------      -----------      -----------      -----------
DECEMBER 31, 1999
(1) Held-to-Maturity:
     U.S. Treasury Securities .......               --               --               --               --
     Other ..........................       23,639,383               --            9,081       23,630,302
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities .......               --               --               --               --
     Other ..........................           24,000               --               --           24,000
                                           -----------      -----------      -----------      -----------
                                            23,663,383               --            9,081       23,654,302
                                           -----------      -----------      -----------      -----------
DECEMBER 31, 1998
(1) Held-to-Maturity:
     U.S. Treasury Securities .......               --               --               --               --
     Other ..........................       23,864,557            4,493               --       23,869,050
(2) Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities .......               --               --               --               --
     Other ..........................           24,000               --               --           24,000
                                           -----------      -----------      -----------      -----------
                                            23,888,557            4,493               --       23,893,050
                                           -----------      -----------      -----------      -----------


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

ASSET QUALITY

     Loans placed on nonaccrual remain at a high level, primarily due to two commercial credits totaling approximately $214m that are presently in foreclosure and a remaining aggregation, which consists largely of chronically past-due commercial loan accounts. The properties in foreclosure are expected to sell for amounts in excess of current outstanding principal if the owners fail to affect a cure or redemption. (Please see Table #15, P-14)

     Restructured loans remain at a high level, largely the result of one customer receiving a below-market rate of interest on a grouping of commercial real estate loans and another customer who pays modified payments on a commercial real estate loan, pending an assumed, near-term sale of the collateralized property. Both of these circumstances are tied to difficulties experienced in the respective businesses. (Please see Table #15, P-14)

     Loans delinquent 90 days or more and still accruing primarily consist of one commercial loan extended to a customer who is experiencing a delayed payment stream from a corporate client. This loan is collateralized and the expectation is that the existing collateral margin is sufficient to protect the bank should repossession be necessary. (Please see Table #15, P-14)

     Net charge offs for 2000 represented approximately .105% of average loan balances outstanding, compared with .096% for the prior year. The composition of these losses, after netting recoveries, was heavily skewed toward the consumer installment area, with 96.6% of total charge offs representing loans in this category in 2000 and 76.9% in 1999. Because of the current direction of the national economy and the apparent uptrend in consumer default rates, monthly loan loss provisions will continue for the foreseeable future. (Please see Table 10, P-10)

     Loans secured by all types of real property grew robustly during 2000, representing approximately 97% of total loan growth during the same period. Substantially all of the properties serving as collateral for these loans lie within Las Animas or Huerfano counties in Colorado or within Colfax County, New Mexico. Of total real estate loans, approximately 64% represents completed, 1-4 family home loans, 26% commercial real estate loans and 1% agricultural real estate loans. Currently, real estate loans of all types represent approximately 81% of total loans. (Please see Table #7, P-8)

     Economic activity continues to benefit throughout the bank's market area from robust development of coal bed methane, an activity tied to high natural gas prices which also, concurrently, serves as a drag on many sectors of the local and national economy, particularly amongst low income consumers. Current expectations are for these gas wells to have life spans of 15-20 years, with prospects for continued growth tied to future price performance. Additionally, the Las Animas County, Colorado market will benefit from the expected completion in 2003 of the Trinidad State Prison. A continuing trend throughout the bank's market area, particularly in the Colorado portion, is the inmigration of retired and semi-retired individuals and families seeking lifestyle changes. On the negative side, the closure of a ski resort in Huerfano County, Colorado has dampened economic activity in the western portion of that county. This will possibly be reversed if the current owner succeeds in selling the property to a similar user.

SOURCES AND USES OF FUNDS

     During 2000, the bank increased loans by $15,568,281 and investment securities by $7,162,721. This was funded primarily by deposit growth of $8,148,710 and by a $14,064,773 reduction in cash and cash equivalents. This contrasts markedly with 1999 cash flow wherein loans and investments were, together, grown by only $5,735,630 and wherein cash and cash equivalents grew by $21,346,321, all funded by a robust $24,229,251 growth in deposits. Because the bank's deposit offerings were more favorable than those of local competitors for all of 1999 and only about half of 2000, deposit growth predominantly occurred in the prior year. Area competitors also tended to charge high interest rates in 2000 on loan products compared to comparable offerings in our own portfolio, thus partially explaining the accelerating loan growth in the current year. (Please see Statement of Cash Flows, P 24-25)

LIQUIDITY

     As a result of the strong loan growth and moderate deposit growth during 2000, holdings of cash and due from banks, readily marketable securities and federal funds sold fell by year-end to 32% of total liabilities, compared with 38% at the beginning of the year. This trend has been positive for earnings but has reduced the bank's ability to respond to significant loan or withdrawal requests. Current securities holdings consist of one $15,000,000 par value, FEDERAL HOME LOAN BANK DISCOUNT NOTE, Maturing April 6, 2001 and three $5,000,000 par value, FEDERAL HOME LOAN BANK DEBENTURES, Maturing on November 15, 2001, May 1, 2002 and November 15, 2002. At year end 2000, approximately 68% of these securities were necessary in order to satisfy the pledging requirements of the State of Colorado and the Federal Reserve Bank. Although liquid asset holdings are at the lower end of the normal range for this bank, it is management's belief that liquidity will be adequate going forward into 2001. (Please see Balance Sheet, P-22 and Note 2, P 29-30)

MARKET RISK

     In the ordinary course of business, the company is exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the inbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk" as a matter of policy. The modeling used internally consists of 100 basis point and 200 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. Based on the current repricing structure, it is anticipated that the company has sufficient tools in place to minimize or eliminate any adverse earning impact caused by interest rate change. The company does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see Table 16, P- 15 and Table 17, P-16)

CAPITAL

     Estimated subsidiary bank, Tier 1 and total, risk based capital ratios at year-end 2000 were 13.85% and 15.10%, respectively. This compares with finalized ratios of 14.07% and 15.33% for year-end, 1999. The previously mentioned loan growth in 2000 was in a purely financial sense a result of the migration of low risk-rated money market equivalents into higher risk- rated loan categories, thus influencing the risk based calculation to show higher risk and lower risk-based ratios. The Tier 1 leverage ratio in the subsidiary bank rose to an estimated 8.21% at year-end, 2000. The increase was a result of a rate of retained earnings growth during 2000 that exceeds the rate of asset growth, and compares with a finalized 7.92% at year-end, 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income improved in 2000 on both a dollar basis and when expressed as a percentage of earning assets. The first half of the year saw a rapidly increasing market interest rate environment that caused both income and expense to increase. The incremental increase in interest income exceeded the increase in interest expense, primarily because of loan growth and altered pricing decisions made early in the year in order to improve earnings. Additionally, the bank did benefit from the passing of the Y2K era, during which maintenance of short term, liquid funds was necessary from a risk management standpoint but detrimental from an earnings standpoint. (Please see Table 14, P-13, Tables 1 & 2, P 4-5 and Table 4, P-7)

OTHER INCOME AND EXPENSE

     Fee income was higher in 2000 due to the full year implementation of loan documentation fees and increased origination fees on loans placed into the secondary mortgage market. Other income was higher primarily due to an $80,000, non-recurring recovery on previously charged-off municipal bonds. (Please see Statement of Income, P-23)

     Non-interest expense reflected growth trends in large part, with some noticeable increases in occupancy expense, due to continuing restoration of the bank's historic facade, computer expense, due to internet banking start- up costs and professional services, due in large part to legal fees incurred in the process of debt collection. (Please see Statement of Income, P-23)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

     Estimates and forward-looking statements are included in this discussion and as such are subject to certain risks, uncertainties and assumptions. These statements are based on current financial and economic data and management's expectations for the future. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer savings habits, employment cost and interest rate changes.

ITEM 7A. Quantitative and qualitative disclosures about market risk.

     Information required by this item is included in ITEM 7. Management's discussion and analysis of financial condition and results of operations.

ITEM 8. Financial statements and supplementary data.


                                                       PAGE
Index to Financial Statements of
    The Republic Corporation and Subsidiary

Accountant's Report .................................  21

Balance Sheets as of December 31, 2000 and 1999 .....  22

Statement of Income for the three years ended
    December 31, 2000 ...............................  23

Statement of Cash Flows for the three years ended
    December 31, 2000 ...............................  24-25

Statement of Changes in Stockholders' Equity
    for the three years ended December 31, 2000 .....  26

Notes to Financial Statements .......................  27-40


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 2000, in conformity with generally accepted accounting principles.


Dixon, Waller & Co., Inc.
Trinidad, Colorado
February 9, 2001

                    REPUBLIC CORPORATION AND SUBSIDIARY
                               Balance Sheet

December 31                                                2000              1999
                                                     -------------       -------------
Assets
Cash and Due from Banks (Demand) ..................  $   5,813,679       $   8,178,452
Investment Securities:
    Held to Maturity
        Market Value at 12-31-00 - 32,231,223
        Market Value at 12-31-99 - 23,630,302 .....     31,961,129          23,639,383
    Available for Sale ............................         24,000              24,000
                                                     -------------       -------------
                                                        37,798,808          31,841,835
                                                     -------------       -------------
Loans .............................................    113,978,399          98,532,057
    Plus:  Uncollected Earned Interest ............        903,442             747,419
    Less:  Allowance or Losses ....................     (1,578,694)         (1,379,000)
                                                     -------------       -------------
        Net Loans and Other Receivables ...........    113,303,147          97,900,476
                                                     -------------       -------------
Federal Funds Sold ................................     10,800,000          22,500,000
Property, Equipment and Vehicles (Net) ............      2,633,874           2,625,277
Other Real Estate .................................         37,716              43,343
Goodwill ..........................................        436,079             436,079
Other Assets ......................................        266,361             259,166
                                                     -------------       -------------
    Total Assets ..................................    165,275,985         155,606,176
                                                     =============       =============
Liabilities and Stockholders' Equity
Deposits (Domestic):
    Demand (Noninterest Bearing) ..................     18,184,083          15,582,942
    Savings, Time and Demand (Interest Bearing) ...    131,483,346         125,935,777
                                                     -------------       -------------
                                                       149,667,429         141,518,719
                                                     -------------       -------------
Accounts Payable and Accrued Interest Payable .....      1,459,527           1,119,265
Accrued Taxes Payable .............................         58,996              57,935
                                                     -------------       -------------
    Total Liabilities .............................    151,185,952         142,695,919
                                                     -------------       -------------
Minority Interest in Consolidated Subsidiary ......        304,376             277,970
                                                     -------------       -------------
Stockholders' Equity
    Common Stock (par Value $1; 750,000 Shares
        Authorized, 356,844 Shares Issued
        Including Stock Held in Treasury ..........        356,844             356,844
    Additional Paid-In Capital ....................        234,931             234,931
    Less Cost of Treasury Stock (23,119 Shares
        at 12/31/00, 23,119 Shares at 12/31/99) ...        (91,303)            (91,303)
                                                     -------------       -------------
            Total Contributed Capital .............        500,472             500,472
                                                     -------------       -------------
Retained Earnings .................................     13,285,185          12,131,815
                                                     -------------       -------------
    Stockholders' Equity ..........................     13,785,657          12,632,287
                                                     -------------       -------------
        Total Liabilities and
            Stockholders' Equity ..................  $ 165,275,985       $ 155,606,176
                                                     =============       =============


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income


Year Ended December 31                                   2000              1999               1998
                                                    ------------       ------------       ------------
Interest Income:
   Interest and Fees on Loans ....................  $  9,614,879       $  8,249,415       $  7,682,475
   Interest on Federal Funds Sold ................     1,355,545            635,926            664,985
   Interest and Dividends on
   Interest on Federal Funds Sold
   Interest and Dividends on Investments:
      Securities of U.S. Treasury and
      Government Sponsored Agencies ..............     1,764,632          1,442,426          1,335,139
   Obligations of States, Political
      Subdivisions and other Obligations
      Secured By the Government ..................         3,577                 --
                                                    ------------       ------------       ------------
      Total Interest on Investments ..............     1,768,209          1,442,426          1,335,139
                                                    ------------       ------------       ------------
         Total Interest Income ...................    12,738,633         10,327,767          9,682,599
                                                    ------------       ------------       ------------
Interest Expense:
   Interest on Deposits ..........................     6,546,851          5,146,630          4,571,268
                                                    ------------       ------------       ------------
         Total Interest Expense ..................     6,546,851          5,146,630          4,571,268
                                                    ------------       ------------       ------------
         Net Interest Income .....................     6,191,782          5,181,137          5,111,331
Provision for Loan Losses ........................       314,410            237,694            240,895
                                                    ------------       ------------       ------------
   Net Interest Income after
         Provision for Loan Losses ...............     5,877,372          4,943,443          4,870,436
Other Income:
   Service Charges on Deposit Accounts ...........       227,240            216,222            203,136
   Other Service Charges, Commissions and Fees ...       414,443            302,401            263,849
   Gain on Sale of Securities ....................            --                 --                 --
   Gain on Sale - Other Real Estate ..............         2,728             24,541             38,760
   Other Income ..................................       180,878             93,283             91,336
                                                    ------------       ------------       ------------
         Total Other Income ......................       825,289            636,447            597,081
                                                    ------------       ------------       ------------
Other Expenses:
   Salaries and Wages ............................     1,959,087          1,960,142          1,649,366
   Payroll Taxes .................................       149,568            149,308            124,833
   Employee Benefits .............................       336,014            316,727            222,967
   Occupancy Expenses ............................       260,940            213,147            171,225
   Equipment Expense .............................       150,987            144,999            144,716
   Depreciation ..................................       346,162            375,543            288,183
   Printing and Supplies .........................       155,935            178,425            138,464
   Computer Service Center .......................       240,598            210,804            212,117
   FDIC Assessment ...............................        29,408             14,351             16,692
   Professional Services .........................       179,240            130,373            122,428
   Advertising ...................................       215,294            183,037            163,717
   Other Operating Expenses ......................       776,404            715,846            652,423
                                                    ------------       ------------       ------------
         Total Other Expenses ....................     4,799,637          4,592,702          3,907,131
                                                    ------------       ------------       ------------
         Income Before Income Taxes ..............     1,903,024            987,188          1,560,386
                                                    ------------       ------------       ------------
Less Applicable Income Taxes (Current) ...........       721,987            373,282            593,111
                                                    ------------       ------------       ------------
   Income Before Reduction for
   Minority Interest .............................     1,181,037            613,906            967,275
Less Minority Interest in Income .................       (27,667)           (14,858)           (22,719)
                                                    ------------       ------------       ------------
   Net Income ....................................  $  1,153,370       $    599,048       $    944,556
                                                    ============       ============       ============
   Earnings per Share ............................  $       3.46       $       1.80       $       2.83
                                                    ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                      REPUBLIC CORPORATION AND SUBSIDIARY
                            Statement of Cash Flows


December 31                                              2000               1999                1998
                                                     -----------        ------------         -----------
Cash Flows and Operating Activities:
Net Income (Loss) ...............................      1,153,370       $     599,048       $     944,556
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
   Depreciation .................................        346,162             375,543             291,900
   Provision for Loan Losses ....................        314,410             237,694             240,895
   Amortization (Accretion) of
      Discounts and Premiums ....................     (1,159,025)         (1,409,744)           (840,807)
   Other Real Estate Gains/Net ..................         (2,728)            (24,541)            (38,760)
   Re-Appraisal - Other Real Estate .............             --                  --                  --
   Gain on Sale of Securities ...................             --                  --                  --
   (Decrease) Increase in Interest Payable ......        340,262              72,260            (168,082)
   (Increase) Decrease in Interest Receivable ...       (156,023)            100,550            (194,528)
   (Increase) Decrease in Other Assets ..........         (7,195)            (76,076)            304,443
   Increase (Decrease) in Other Liabilities .....         27,467              23,379             (84,459)
                                                     -----------        ------------         -----------
      Total Adjustments .........................       (296,670)           (700,935)           (489,398)
                                                     -----------        ------------         -----------
Net Cash Provided By (Used In)
Operating Activities ............................        856,700            (101,887)            455,158
                                                     -----------        ------------         -----------
Cash Flows from Investing Activities:
Proceeds from Sales of Investment Securities ....             --                  --                  --
Proceeds from Maturities of
 Investment Securities ..........................     40,050,000         118,000,000          70,000,000
Purchase of Investment Securities ...............    (47,212,721)       (116,365,082)        (65,035,460)
Loans Made to Customers-Net Cash Activity .......    (15,568,281)         (4,100,712)        (15,052,296)
Capital Expenditures ............................       (354,759)           (390,091)         (1,060,074)
Proceeds from Sale of Other Real Estate .........         15,578              74,842              13,949
                                                     -----------        ------------         -----------
Net Cash Provided by
(Used In) Investing Activities ..................    (23,070,183)         (2,781,043)        (11,133,881)
                                                     -----------        ------------         -----------
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, NOW
Accounts, Savings Accounts and
Certificates of Deposit .........................      8,148,710          24,229,251           5,393,552
Purchase of Treasury Stock ......................             --                  --                  --
                                                     -----------        ------------         -----------
Net Cash Provided by
(Used In) Financing Activities ..................      8,148,710          24,229,251           5,393,552
                                                     -----------        ------------         -----------
Net Increase (Decrease) in Cash
and Cash Equivalents ............................    (14,064,773)         21,346,321          (5,285,171)

(Continued)

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


December 31                                      2000             1999           1998
                                              -----------      ------------    -----------
Cash and Cash Equivalents
at Beginning of Year:
   Cash and Due from Banks .............        8,178,452        3,682,131        3,467,302
   Federal Funds Sold ..................       22,500,000        5,650,000       11,150,000
                                              -----------      -----------      -----------
Cash and Cash Equivalents
   at Beginning of Year ................       30,678,452        9,332,131       14,617,302
                                              -----------      -----------      -----------
Cash and Cash Equivalents
at End of Year:
   Cash and Due from Banks .............        5,813,679        8,178,452        3,682,131
   Federal Funds Sold ..................       10,800,000       22,500,000        5,650,000
                                              -----------      -----------      -----------
Cash and Cash Equivalents
   at End of Year ......................      $16,613,679      $30,678,452      $ 9,332,131
                                              ===========      ===========      ===========
Supplemental Disclosures of
Cash Flow Information
   Cash Paid for Interest ..............      $ 6,206,589      $ 5,074,370      $ 4,739,350
                                              ===========      ===========      ===========
   Cash Paid for Income Tax ............      $   648,952      $   409,168      $   621,414
                                              ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Statement of Changes in Stockholders' Equity

                                                  Additional
For Three Years                   Capital          Paid in          Treasury          Contributed     Retained          Total
Ended December 31,                 Stock           Capital           Stock              Capital       Earnings          Equity
Balance at 12-31-97 .....      $   356,844      $   234,931      $   (91,303)      $   500,472      $10,588,211      $11,088,683
Net Income ..............               --               --               --                --          944,556          944,556
                               -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-98 .....          356,844          234,931          (91,303)          500,472       11,532,767       12,033,239
Net Income ..............               --               --               --                --          599,048          599,048
                               -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-99 .....          356,844          234,931          (91,303)          500,472       12,131,815       12,632,287
Net Income ..............               --               --               --                --        1,153,370        1,153,370
                               -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-00 .....      $   356,844      $   234,391      $    91,303       $   500,472      $13,285,185      $13,785,657
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

          FINANCIAL STATEMENT PRESENTATION. Amounts have been reclassified and additional line items have been presented in previously issued financial statements to allow comparability with the financial statements for 2000 and 1999 and the years then ended.

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

          EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued statement No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No.133) which was subsequently amended by SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities". The standards are effective for adoption on or before January 1, 2001 (SFAS No. 137 deferred the original effective date in SFAS No. 138). The company does not expect the adoption of these statements to have an impact on the Company's results of operations or financial position as the Company does not trade in derivative financial instruments.

2.   Investment Securities, including investments held for sale.

          A schedule of securities is as follows:


                                               December 31, 2000                                    December 31, 1999
                                   -------------------------------------------        -----------------------------------------
                                      Par            Book             Market            Par             Book           Market
                                     Value           Value             Value           Value            Value           Value
                                   --------         --------         ---------        --------         --------        --------
Government Securities .........  $30,000,000      $29,665,849      $29,871,820      $24,050,000      $23,639,383      $23,630,302
Obligations of States
and Political Sub-Divisions ...    2,295,000        2,295,280        2,359,403               --               --               --
Other .........................  $    24,000           24,000           24,000      $    24,000           24,000           24,000
                                                  -----------      -----------                       -----------      -----------
                                                  $31,985,129      $32,255,223                       $23,663,383      $23,654,302
                                                  ===========      ===========                       ===========      ===========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $29,416,649 at December 31, 2000 and $23,391,070 at December 31, 1999. Additionally, $249,200 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 2000.

          Net gains on the sale of securities were as follows:

                                              2000    1999
                                              ----    ----
GAINS
   U.S. Government Securities ...............  --      --
   U.S. State and Political Subdivisions ....  --      --
                                              ----    ----
LOSSES
   U.S. Government Securities ...............  --      --
   U.S. States and Political Subdivisions ...  --      --
                                              ----    ----
NET GAINS ON SALE OF SECURITIES .............  --      --
                                              ====    ====

          Unrealized gains and losses in the securities portfolio were as follows:


                                             Carrying        Unrealized       Unrealized         Market
                                               Value            Gain             Loss            Value
                                            -----------      -----------      -----------      -----------
DECEMBER 31, 2000
U.S. Treasury Securities .................           --               --               --               --
U.S. States and Political Subdivisions ...    2,295,280           64,123               --        2,359,403
Government Sponsored Agencies ............  $29,665,849          205,971      $        --      $29,871,820
Other ....................................       24,000               --               --           24,000
                                            -----------      -----------      -----------      -----------
                                            $31,985,129          270,094      $        --      $32,255,223
                                            ===========      ===========      ===========      ===========
DECEMBER 31, 1999
U.S. Treasury Securities .................           --               --               --               --
U.S. States and Political Subdivisions ...           --               --               --               --
Government Sponsored Agencies ............  $23,639,383      $        --            9,081      $23,630,302
Other ....................................       24,000               --               --           24,000
                                            -----------      -----------      -----------      -----------
                                            $23,663,383      $        --            9,081      $23,654,302
                                            ===========      ===========      ===========      ===========

3.   Loans and Other Receivables

          Loans and other receivables are summarized as follows:

                                                   December 31,
                                         ------------------------------
TYPE                                         2000               1999
                                         ------------      ------------
Real Estate ...........................  $ 92,377,587      $ 77,369,285
Commercial and Industrial .............     7,361,097         7,189,099
Agriculture ...........................     3,028,952         3,464,257
Loans to Individuals for Household,
   Family and Other Consumer Goods ....    11,205,127        10,494,086
Other .................................         5,636            15,330
                                         ------------      ------------
   TOTAL ..............................  $113,978,399      $ 98,532,057
                                         ============      ============


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

     The changes in the allowance for loan losses are as follows:

                                                  December 31,
                                  ------------------------------------------
                                     2000            1999            1998
                                  ----------      ----------      ----------
Balance at Beginning of Year ...  $1,379,000      $1,233,000      $1,070,000
   Provision Charged to
      Operating Expenses .......     314,410         237,694         240,895
   Loans Charged Off ...........     274,204         138,074         128,284
   Recoveries on Loans
      Previously Charged Off ...     159,488          46,380          50,389
                                  ----------      ----------      ----------
Balance at End of Year .........  $1,578,694      $1,379,000      $1,233,000
                                  ==========      ==========      ==========

     At December 31, 2000 and 1999, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $2,007,000 and $1,859,000 respectively. The average recorded investment in impaired loans amounted to approximately $1,472,000 and $1,093,000 for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to impaired loans amounted to approximately $16,393 and $122,350 at December 31, 2000 and 1999, respectively. Interest income on impaired loans of $57,957 and $22,860 was recognized for cash payments received in 2000 and 1999 respectively.

4.   Property and Equipment.

          Property and equipment are summarized as follows:

                                                   December 31,
                                   ------------------------------------------
                                      2000            1999            1998
                                   ----------      ----------      ----------
Land ............................  $  134,750      $  134,750      $  134,750
Buildings .......................   3,164,931       2,970,234       2,815,269
Furniture and Equipment .........   2,397,825       2,237,763       2,002,637
                                   ----------      ----------      ----------
                                    5,697,506       5,342,747       4,952,656
Less Accumulated Depreciation ...   3,063,632       2,717,470       2,341,927
                                   ----------      ----------      ----------
   Net ..........................  $2,633,874      $2,625,277      $2,610,729
                                   ==========      ==========      ==========

          Depreciation expense for 2000, 1999 and 1998 was $346,162, $375,543 and $291,890, respectively.

5.   Income Taxes.

          The components of the income tax provisions (benefits) are as follows:

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5.   (Continued)

                                       December 31,
                        ----------------------------------------
                          2000            1999           1998
                        ---------      ---------       ---------
Federal Provision:
   Current ...........  $ 709,654      $ 384,952       $ 579,168
   Deferred ..........         --             --
                        ---------      ---------       ---------
                          709,654         84,952         579,168
   State Provision ...     12,333        (11,670)         13,943
                        ---------      ---------       ---------
      Total ..........  $ 721,987      $ 373,282       $ 593,111
                        =========      =========       =========

          The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

                                       2000                  1999                    1998
                                ------------------     -----------------       -----------------
                                             % of                  % of                    % of
                                            Pretax                Pretax                  Pretax
                                Amount      Income     Amount     Income       Amount     Income
                                ------      ------     ------     ------       ------     ------
Statutory Tax Rate Federal ...  $ 647          34      $ 336          34       $ 530          34
State Income Tax .............     12           1        (12)         (1)         22           1
Tax Exempt Revenue ...........     (2)         --         (2)         --          (9)         (1)
Provision for Loan Loss ......     68           3         49           5          55           4
Other (Net) ..................     (3)         --          2          --          (5)         --
                                -----       -----      -----       -----       -----       -----
            Total ............  $ 722          38      $ 373          38       $ 593          38
                                =====       =====      =====       =====       =====       =====


6.   Service Commitments.

          Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 2000, 1999 and 1998 were $240,598, $210,804 and $212,117, respectively.

7.   Other Real Estate.

          Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for which the underlying collateral is real estate.

          Other real estate was sold at a gain of $38,760 in the year ended December 31, 1998.

          For 1999, sales of other real estate resulted in a gain of $24,541.

          During 2000, other real estate was sold at a gain of $2,728.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


8.   Certificates of Deposit.

          The Bank has time certificates of deposit in amounts of $100,000 or more amounting to $23,308,289 and $20,788,185 at December 31, 2000 and 1999, respectively. Interest expense for the years ended December 31, 2000, 1999 and 1998 on this type of deposit was $1,262,692, $890,971, and $859,782, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

               3 Months or Less              $ 12,098
               3 to 6 Months                    5,865
               6 to 12 Months                   4,103
               Over 12 Months                     242
                                             --------
                                             $ 22,308
                                             ========

9.   Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2000, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,700,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 2000, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's estimated ratios estimated at December 31, 2000 were $13.85% and 15.10%, respectively. The Bank's estimated Tier 1 leverage ratio at December 31, 2000 was 8.21%. The minimum required leverage ratio for the Bank at December 31, 2000, was 3.00%.


10.  Supplemental Cash Flow Information

          In 2000 and 1999, the Bank recorded amounts of other real estate acquired through foreclosure of $37,716 and $285,120. Of total sales of other real estate during 2000 and 1999, $30,493 and $239,134 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off due to foreclosure transactions in 2000, 1999 and 1998 amounted to $37,716, $138,074 and $179,209. These noncash transactions have been excluded from the consolidated statement of cash flows.


11.  Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                  Balance Sheet

(Note 11 Continued)
December  31                                          2000               1999
                                                  ------------       ------------
Assets

Cash in Bank ..................................  $     44,407             39,468
Investment in Subsidiary - Equity Method ......    13,659,546         12,512,315
Vehicles and Equipment (Net) ..................            --                 --
Receivable - Due from Subsidiary ..............        25,100             23,900
Other Assets ..................................        56,604             56,604
                                                  ------------       ------------
   Total Assets ...............................    13,785,657         12,632,287
                                                  ============       ============
Liabilities ...................................            --                 --
                                                  ------------       ------------
Stockholders' Equity
Common Stock, par Value $1.00; Authorized
   750,000 Shares, Issued 356,844 Shares
   Including Stock Held in Treasury of
   23,119 and 23,119 for 2000 and 1999,
   Respectively ...............................       356,844            356,844
Additional Paid in Capital ....................       234,931            234,931
Less Cost of Treasury Stock (23,119 Shares
    at 12-31-00, 23,119 Shares at 12-31-99) ...       (91,303)           (91,303)
                                                  ------------       ------------
       Total Contributed Capital ..............       500,472            500,472
                                                  ------------       ------------
Retained Earnings .............................    13,285,185         12,131,815
                                                  ------------       ------------
   Total Stockholders' Equity .................    13,785,657         12,632,287
                                                  ------------       ------------
   Total Liabilities and
   Stockholders' Equity .......................   $13,785,657       $ 12,632,287
                                                  ============       ============


                            THE REPUBLIC CORPORATION
                               Statement of Income

(Note 11 Continued)
Year Ended December 31                                2000              1999             1998
                                                  -----------       -----------       -----------
Income

Investment Income in Subsidiary
   Dividends Received from
      Subsidiary Bank ..........................  $    54,740       $    54,740       $    54,740
      Other Income .............................           --                --                --
                                                  -----------       -----------       -----------
      Total Income .............................       54,740            54,740            54,740
                                                  -----------       -----------       -----------
Expenses
Salaries and Employee Benefits .................       54,814            51,073            46,073
Depreciation ...................................           --                --                --
Examination and Legal Fees .....................        7,700            11,115            10,468
Miscellaneous ..................................           --                --                --
Office .........................................        6,643             4,035             4,093
Taxes ..........................................        4,544             4,140             3,739
Travel .........................................           --                --                --
                                                  -----------       -----------       -----------
   Total Expenses ..............................       73,701            70,363            64,373
                                                  -----------       -----------       -----------
Income (Loss) Before Equity in
   Undistributed Net Income of Subsidiary ......      (18,961)          (15,623)           (9,633)
      Less Applicable Income (Taxes) Benefit ...       25,100            23,900            21,900
                                                  -----------       -----------       -----------
                                                        6,139             8,277            12,267
Equity in Undistributed Net Income
   (Loss) of Subsidiary ........................    1,147,231           590,771           932,289
                                                  -----------       -----------       -----------
   Net Income (Loss) ...........................  $ 1,153,370       $   599,048       $   944,556
                                                  ===========       ===========       ===========
Earnings Per Share
   Weighted Average Number of
      Shares Outstanding .......................      333,725           333,725           333,725
                                                  ===========       ===========       ===========
   Net Income (Loss) per Common Share ..........  $      3.46       $      1.80       $      2.83
                                                  ===========       ===========       ===========


                            THE REPUBLIC CORPORATION
                             Statement of Cash Flows

(Note 11 Continued)
Year Ended December 31                                  2000              1999             1998
                                                    -----------       -----------       -----------
Cash Flows From Operating Activities:
Net Income .......................................  $ 1,153,370       $   599,048       $   944,556
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
    Depreciation .................................           --                --                --
    Dividends Received - Subsidiary ..............      (54,740)          (54,740)          (54,740)
    (Increase) in Investment in
        Subsidiary-Held on the Equity Method .....   (1,147,231)         (590,771)         (932,289)
    (Increase) Decrease in Receivable
        from Subsidiary-Income Tax Benefit .......       (1,200)           (2,000)           (2,100)
    Increase (Decrease) in Current Liabilities ...           --                --                --
                                                    -----------       -----------       -----------
Net Cash (Used In) Operating Activities ..........      (49,801)          (48,463)          (44,573)
                                                    -----------       -----------       -----------
Cash Flows From Investing Activities-
    Dividends Received ...........................       54,740            54,740            54,740
                                                    -----------       -----------       -----------
Cash Flows From Financing Activities-
    Purchase of Treasury Stock ...................           --                --                --
                                                    -----------       -----------       -----------
    Net Increase (Decrease) in Cash ..............        4,939             6,277            10,167
Cash - Beginning of Year .........................       39,468            33,191            23,024
                                                    -----------       -----------       -----------
Cash - End of Year ...............................  $    44,407       $    39,468       $    33,191
                                                    ===========       ===========       ===========
Supplemental Disclosures of Cash
Flow Information:
    Cash Paid for Interest .......................           --                --                --
                                                    ===========       ===========       ===========
    Cash Paid for Income Taxes ...................           --                --                --
                                                    ===========       ===========       ===========


                            THE REPUBLIC CORPORATION
                  Statement of Changes in Stockholders' Equity

(Note 11 Continued)                                 Additional                           Total
For the Three                       Capital          Paid in          Treasury        Contributed       Retained
Years Ended                          Stock           Capital           Stock           Capital          Earnings
                                  -----------      -----------      -----------       -----------      -----------
Balance at December 31, 1997 ...  $   356,844      $   234,931      $   (91,303)      $   500,472      $10,588,211*
Net Income .....................           --               --               --                --      $   944,556
Additions to Treasury Stock ....           --               --               --                --               --
                                  -----------      -----------      -----------       -----------      -----------
Balance at December 31, 1998 ...  $   356,844      $   234,931      $   (91,303)      $   500,472      $11,532,767*
Net Income .....................           --               --               --                --      $   599,048
Additions to Treasury Stock ....           --               --               --                --               --
                                  -----------      -----------      -----------       -----------      -----------
Balance at December 31, 1999 ...  $   356,844      $   234,931      $   (91,303)      $   500,472      $12,131,815*
Net Income .....................           --               --               --                --      $ 1,153,370
Additions to Treasury Stock ....           --               --               --                --               --
                                  -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2000 ...  $   356,844      $   234,931      $   (91,303)      $   500,472      $13,285,185*
                                  ===========      ===========      ===========       ===========      ===========


     *On December 31, 1997, 1998, 1999 and 2000 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $9,771,176, $10,703,465, $11,294,236 and $12,441,467
respectively.

12.  Contingent Liabilities and Commitments.

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 2000, is as follows:

    Commitments to extend credit        $ 4,906,000
    Standby letters of credit               343,000

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

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

     -    LOANS

          The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 2000, these loans do not significantly impact the fair value of loans.


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

          The estimated fair value of the Company's financial instruments is as follows:

                                        December 31, 2000
                                     ----------------------
                                     Carrying        Fair
                                      Amount         Value
                                     --------      --------
                                          (In Thousands)
Financial assets:
    Cash and Due From Banks .......  $  5,814      $  5,814
    Held-to-Maturity Securities ...    31,961        32,231
    Other Securities ..............        24            24
    Federal Funds Sold ............    10,800        10,800
    Loans, Net of Allowance .......   112,400       111,146
Financial Liabilities:
    Deposits ......................   149,667       149,673


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

14.  Selected Quarterly Financial Data (in thousands except per share data)

                                          2000                                                 1999
                         ------------------------------------------       -----------------------------------------
                         Fourth      Third       Second       First       Fourth      Third      Second       First
                         ------      -----       ------       -----       ------      -----      ------       -----
Net Interest
   Income .............  $1,796      $1,581      $1,493      $1,322      $1,311      $1,308      $1,289      $1,273
Provision for Loan
   Losses .............      30          50         113         121          83          47          58          50

Non-Interest Income ...     170         221         247         187         188         155         155         138

Operating Expense .....   1,315       1,124       1,168       1,193       1,352       1,140       1,071       1,030

Net Income ............     388         353         289         123          49         159         200         191

Earnings per Share ....  $ 1.17      $ 1.06      $  .86      $  .37      $  .15      $  .48      $  .60      $  .57


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


                                TERM OF      PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE            AGE   OFFICE              LAST FIVE YEARS
--------------            ---   -------      -----------------------------
Catherine G. Eisemann....  74   37 Years     Catherine G. Eisemann has been a Director of The Republic
                                             Corporation for 37 years. Mrs. Eisemann was elected
                                             President of The Republic Corporation and began serving
                                             December 11, 1981.

J.E. Eisemann, IV........  53   24 Years     J.E. Eisemann, IV has served as a Director on The Republic
                                             Corporation Board for 24 years. Mr. Eisemann has been the
                                             Vice-President and Director of the Subsidiary Bank for
                                             approximately 23 years. Mr. Eisemann has served as the
                                             Chairman of the Board of The Republic Corporation and
                                             Chairman of the Board for the Subsidiary Bank for
                                             approximately 19 years.

Roger Dean Eisemann......  46   18 Years     Roger Dean Eisemann was elected Secretary and began serving as a director of The Republic Corporation in July, 1982.


     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11. Executive Compensation.

                EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                             -----------------------------------
Name & Principal Position                    Year        Salary         Bonus
-------------------------                    ----        ------         -----
J.E. Eisemann, IV Chairman of the            2000      $ 80,073 (1)   $ 3,450 (2)
     Board of the Company, Vice              1999        80,073 (1)     3,450 (2)
     President of the Company,               1998        78,073 (1)     6,700 (2)
     Chairman of the Board & Vice
     President of the Subsidiary Bank

Catherine Eisemann President of the          2000      $ 30,000           -0-
     Company                                 1999        30,000           -0-
                                             1998        30,000           -0-


                                   Restricted           Stock
                                     Stock             Options/         LTIP          All Other
Name & Principal Position            Awards            SARs(#)        Payouts($)     Compensation
-------------------------          ----------          --------       ----------     ------------
J.E. Eisemann, IV                     -0-                -0-             -0-             -0-
     Chairman of the Board            -0-                -0-             -0-             -0-
     of the Company, Vice             -0-                -0-             -0-             -0-
     President of the
     Company, Chairman of
     the Board & Vice
     President of the
     Subsidiary Bank

Catherine Eisemann                    -0-                -0-             -0-             -0-
     President of the                 -0-                -0-             -0-             -0-
     Company                          -0-                -0-             -0-             -0-


(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $6,633 in 1998 , $8,140 in 1999 and $10,066 in 2000.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $737 in 1998, $428 in 1999 and $434 in 2000.

                      STOCK OPTIONS/SAR GRANTS IN 2000-NONE
         AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 2000 AND OPTIONS/SAR
                      VALUES AS OF DECEMBER 31 2000 - NONE
                LONG-TERM INCENTIVE PLANS - AWARDS IN 2000 - NONE
                           COMPENSATION OF DIRECTORS
            Director fees are not paid to directors of the Company.
     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS - NONE
                   REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 12. Security ownership of certain beneficial owners and management.

     (a) Security ownership of certain beneficial owners and management. The following schedule reflects security ownership of persons who are (1) the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation, (2) each of the Company's directors, and (3) all directors and executive officers of the Company as a group.

                                                                   Amount and
                                                                   Nature of         Percent
          Name of                             Title of            Beneficial           of
          Person                                Class            Ownership (1)        Class
          ----------                         ------------        -------------       -------
          Catherine G. Eisemann              Common Stock           193,702          58.0424
          3350 McCue, #904
          Houston, Texas  77056

          Mr. J.E. Eisemann IV               Common Stock             8,700           2.6069
          1103 Victoria Square
          Trinidad, Colorado  81082

          Mr. R. Dean Eisemann               Common Stock             6,500           1.9477
          3738 Ella Lee Lane
          Houston, Texas  77027

          All directors and executive
          officers as a group                Common Stock           208,902 (2)      62.5970

(1) Beneficial ownership in accordance with Securities and Exchange Commission rules, which generally attribute beneficial ownership to persons who possess sale or shared voting and for investment power with respect to those securities.

(2) Shares of The Republic Corporation have not been pledged by the officers or directors of the corporation.

(3) All of the above named directors own 100 shares each of the subsidiary bank stock as directors' qualifying shares.

     (c)  Changes in control.

          The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.


ITEM 13. Certain relationships and related transactions.

               There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. No directors were indebted to the subsidiary bank during 2000.

                                     PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a)  1.   The following financial statements and financial statement schedules are included in Part II of this report:

               Consolidated statements of the parent and subsidiary bank:

               Accountant's Report...................................

               Balance Sheets as of December
                  31, 2000 and 1999..................................

               Statements of Income - Years Ended
                  December 31, 2000, 1999 and 1998...................

               Statement of Cash Flows -
                  Years ended December 31,
                  2000, 1999 and 1998................................

               Statement of Changes in Stockholders'
                  Equity-years ended December 31,
                  2000, 1999 and 1998................................

               Notes to Financial Statements.........................

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

               Exhibit
                 No.
               -------

                 3       The Republic Corporation, Articles of Incorporation and By-Laws

                22(a)    Subsidiary of the Registrant.

               The First National Bank in Trinidad, Colorado. Incorporated in Colorado

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION


/s/ J.E. Eisemann, IV      Chairman of the Board, Director,              3-15-01
-------------------------  Chief Executive Officer, Chief                 Date
   J.E. Eisemann, IV       Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                  Title                                          Date
---------                  -----                                         ------

/s/ J.E. Eisemann, IV      Chairman of the Board, Director,              3-15-01
-------------------------  Chief Executive Officer, Chief
   J.E. Eisemann, IV       Financial and Accounting Officer



/s/ Catherine G. Eisemann  President of the Board and a Director         3-15-01
-------------------------
  Catherine G. Eisemann

                            SUPPLEMENTAL INFORMATION



The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.