Form 10-Q
period 2001-03-31
REPUBLIC CORP /TX/
filed 2001-05-03
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2001          Commission file Number 0-8597
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

                                                                   YES X. NO  .
                                                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

Common Stock, $1.00 par value                                     Shares 356,844
-----------------------------                                           --------
                                                        Outstanding at March 31,
                                                         2001, (including 23,119
                                                         shares held as treasury
                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q


                                                                                         Page
                                                                                         ----
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)

                   Consolidated Balance Sheets
                        December 31, 2000, and March 31, 2001.                              1

                   Consolidated Statements of Income for the three months
                        Ended March 31, 2000 and 2001.                                      2

                   Consolidated Statements of Cash Flows for the three months
                        Ended March 31, 2000 and 2001.                                      3

                   Notes to Financial Statements                                            4

          Item 2.  Management's Discussion and Analysis                                    5-9

Part II.  Other Information                                                                10

Signatures                                                                                 11

                                            REPUBLIC CORPORATION AND SUBSIDIARY
                                                       Balance Sheet

                                                                                 March 31                  December 31
                                                                                    2001                          2000
-------------------------------------------------------------------------------------------------------------------------
Assets

Cash and due from banks (demand)...........................................   $    4,982,035             $    5,813,679
Investment securities:
        Held-to-maturity
               Market value at  3-31-01 32,666,021
                                        -----------
               Market value at 12-31-00 32,231,223.........................       32,215,300                 31,961,129
                                        ----------
        Available-for-sale
               Market value at  3-31-01     24,000
                                        ----------
               Market value at 12-31-00     24,000.........................           24,000                     24,000
                                        ----------                             -------------             --------------
                                                                               $  37,221,335              $  37,798,808

Loans......................................................................     $114,821,644               $113,978,399
        Plus: Uncollected earned interest..................................        1,234,298                    903,442
        Less: Allowance for losses.........................................       (1,580,000)                (1,578,694)
        Net loans and other receivables....................................      114,475,942                113,303,147
                                                                               -------------             --------------
Federal funds sold.........................................................        5,375,000                 10,800,000
Property, equipment and vehicles (net).....................................        2,835,914                  2,633,874
Other real estate..........................................................          251,774                     37,716
Goodwill...................................................................          436,079                    436,079
Other assets...............................................................          152,535                    266,361
                                                                               -------------              -------------
        Total assets.......................................................     $160,748,579               $165,275,985
                                                                               -------------             --------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing)......................................    $  17,985,454              $  18,184,083
        Savings, time and demand (Interest-bearing)........................      126,623,466                131,483,346
                                                                               -------------             --------------
                                                                                $144,608,920               $149,667,429

Accounts payable and accrued interest payable..............................        1,439,390                  1,459,527
Accrued taxes payable......................................................          218,854                     58,996
                                                                               -------------             --------------

        Total liabilities..................................................     $146,267,164               $151,185,952
                                                                               -------------             --------------

Minority Interest in Consolidated Subsidiary...............................          382,687                    304,376
                                                                               -------------             --------------

Stockholders'Equity

        Common stock (par value $1; 750,000 shares authorized, 356,844
        shares issued including stock held in treasury)....................        $ 356,844                   $356,844
Additional paid-in capital.................................................          234,931                    234,931
Less cost of treasury stock (23,119 shares at 3-31-01 and
        23,119 at 12-31-00)................................................          (91,303)                   (91,303)
                                                                               -------------             --------------
               Total contributed capital...................................          500,472                    500,472
                                                                               -------------             --------------
Retained earnings..........................................................       13,598,256                 13,285,185
                                                                               -------------             --------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes)..................................              -0-                        -0-
               Stockholders'equity.........................................      $14,098,728                $13,785,657
                                                                               -------------             --------------
        Total liabilities and stockholders equity..........................     $160,748,579               $165,275,985
                                                                               -------------             --------------

The accompanying note is an integral part of these financial statements.


                                       (1)

                                            REPUBLIC CORPORATION AND SUBSIDIARY
                                                   Statement of Income

                                                                                            THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                       March 31            March 31
                                                                                        2001                 2000
Interest Income:
      Interest and fees on loans                                                     $2,593,767          $2,151,053
      Interest on funds sold and securities
           purchased under agreement to resell                                          105,682             380,700
      Interest and dividends on investments
           Securities of U.S. Treasury and
                government sponsored agencies                                           519,153             330,260
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                                                   -0-                 -0-
                                                                                    -----------         -----------
           Total interest on investments                                                624,835             710,960
                                                                                    -----------         -----------
           Total interest income                                                     $3,218,602          $2,862,013
                                                                                    -----------         -----------

Interest expense:
      Interest on deposits                                                            1,558,442           1,540,360
                                                                                    -----------         -----------
           Total Interest expense                                                     1,558,442           1,540,360
                                                                                    -----------         -----------
           Net interest income                                                        1,660,160           1,321,653
Provision for loan losses                                                               (47,641)           (121,334)
                                                                                    -----------         -----------
      Net interest income after provision for
           loan losses                                                                1,612,519           1,200,319
Other income:
      Service charges on deposit accounts                                                55,171              55,662
      Other service charges, commission and fees                                        140,750             116,191
      Gain on sale of securities                                                            -0-                 -0-
      Net income- other real estate                                                         -0-                 -0-
      Other income                                                                       13,059              16,799
                                                                                    -----------         -----------
           Total other income                                                           208,980             188,652
                                                                                    -----------         -----------
Other expenses:
      Salaries and wages                                                                471,334             472,146
      Employee benefits                                                                 137,585             110,966
      Net occupancy expenses                                                             67,575              76,394
      Furniture and equipment expenses                                                   36,415              40,617
      Depreciation other than rental property                                            71,104              60,936
      Net cost-other real estate                                                            -0-                 -0-
      Computer service center                                                           110,555              92,431
      FDIC-insurance                                                                     14,326              14,396
      Professional services                                                              51,701              84,830
      Advertising                                                                        20,341              35,062
      Other operating expenses                                                          311,821             205,102
                                                                                    -----------         -----------
           Total other expenses                                                       1,292,757           1,192,880
                                                                                    -----------         -----------
           Income before income taxes                                                   528,742             196,091
                                                                                    -----------         -----------
      Less applicable income taxes (Current)                                            205,000              69,670
                                                                                    -----------         -----------
           Income before reduction for minority interest                                323,742             126,421
      Less minority interest income (loss)                                               10,671               3,222
                                                                                    -----------         -----------
           Net income                                                               $   313,071         $   123,199
                                                                                    -----------         -----------
           Earnings per share                                                       $       .94         $       .37
                                                                                    -----------         -----------

The accompanying note is an integral part of these financial statements.


                                       (2)

                                            REPUBLIC CORPORATION AND SUBSIDIARY
                                                  Statement of Cash Flows

                                                                                        Three Months Ended
                                                                                   March 31             March 31
                                                                                     2001                 2000
------------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
        Net income (loss)..................................................      $   313,071       $  123,197
        Adjustments to reconcile net income to net cash
               provided by operating activities:
                      Depreciation.........................................           71,104           60,936
                      Provision for loan losses............................           47,641          121,335
                      Amortization (accretion) of discounts and
                           Premium.........................................         (254,171)        (285,659)
                      Other real estate gains/net..........................              -0-              -0-
                      Investment securities gains/net......................              -0-              -0-
                      Loss on sale of subsidiary stock.....................           57,639              -0-
                      Re-appraisal - other real estate.....................              -0-              -0-
                      (Decrease) increase in interest payable..............          (20,137)          81,380
                      (Increase) decrease in interest receivable...........         (186,704)          52,258
                      (Increase) decrease in other assets..................          (30,326)          55,873
                      Increase (decrease) in other liabilities.............          170,529           19,976
                                                                               -------------     ------------
Total adjustments..........................................................         (144,425)         106,099
                                                                               -------------     ------------
Net cash provided by (used in) operating activities........................          168,646          229,296
                                                                               -------------     ------------
Cash flows from investing activities
        Proceeds from sales of subsidiary stock............................           10,000              -0-
        Proceeds from sales of investment securities.......................              -0-              -0-
        Proceeds from maturities of investment securities..................              -0-              -0-
        Purchase of investment securities..................................              -0-              -0-
        Loans made to customers net cash activity..........................       (1,103,638)      (4,554,272)
        Capital expenditure................................................         (273,144)        ( 73,240)
        Proceeds from sale of other real estate............................              -0-              -0-
                                                                               -------------     ------------
Net cash provided by (used in) investing activities........................       (1,366,782)      (4,627,512)
                                                                               -------------     ------------
Cash flows from financing activities
        Net increase (decrease) in demand deposits, NOW
        account, savings accounts and certificates of deposit..............       (5,058,508)       6,618,640
Purchase of treasury stock.................................................              -0-              -0-
                                                                               -------------     ------------
Net cash provided by (used in) financing...................................       (5,058,508)       6,618,640
                                                                               -------------     ------------
Net increase (decrease) in cash and cash equivalents.......................       (6,256,644)       2,220,424
                                                                               -------------     ------------

 Cash and cash equivalents at beginning of year:

        Cash and due from banks............................................        5,813,679        8,178,452
        Federal funds sold.................................................       10,800,000       22,500,000
                                                                               -------------     ------------
Cash and cash equivalents at beginning of year.............................       16,613,679       30,678,452
                                                                               -------------     ------------
Cash and cash equivalents at March 31
        Cash and due from banks............................................        4,982,035        4,398,876
        Federal funds sold.................................................        5,375,000       28,500,000
                                                                               -------------     ------------
Cash and cash equivalents at March 31......................................      $10,357,035      $32,898,876
                                                                               =============     ============
Supplemental disclosures of cash flow information:
        Cash paid for interest.............................................        1,578,579        1,458,995
        Cash paid for income tax...........................................              -0-              -0-

The accompanying note is an integral part of these financial statements.


                                       (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 2001


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

        The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 2000. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

        Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.


                                       (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

        Loans placed on non-accrual remain at elevated levels due to the past-due status of larger credits that the bank is working with to bring current. Those that are brought current typically remain on non-accrual for at least one quarter of demonstrated, current payment status before being placed on accrual..

        Restructured loans fell from year-end, 2000 levels due to the placement of one credit aggregation back on original terms.

                             TABLE 1 PROBLEM ASSETS

(dollars in thousand)                                            MARCH 31                          DECEMBER 31
                                                                 --------               --------------------------------
                                                                   2001                  2000         1999          1998
Nonaccrual loans                                                 $ 1,035              $  1,076       $   837      $     351
Past-due loans (over 90 days)                                        -0-                   149           -0-            -0-
Restructured loans                                                   590                   781         1,022            741
                                                               ---------              --------      --------      ---------
        Total problem loans                                      $ 1,625              $  2,006       $ 1,859      $   1,092
Foreclosed assets
        Real estate                                                  252                    38            43             48
        In-substance foreclosures                                    -0-                   -0-           -0-            -0-
        Other                                                         55                    17            23             28
                                                               ---------              --------      --------      ---------
                Total Problem Assets                             $ 1,932              $  2,061       $ 1,925      $   1,168
Total problem loans as
        a percentage of total loans                                  1.4%                  1.8%          1.9%           1.2%
Total problem assets as a
        percentage of total loans
        and foreclosed assets                                        1.7%                  1.8%          2.0%           1.2%

                           TABLE 2 LOAN CONCENTRATIONS

(Dollars in thousands)                                           MARCH 31                          DECEMBER 31
                                                                -------------------------------------------------------------------
                                                                   2001                     2000                 1999
Commercial                                                       $  7,500                $  7,361             $  7,189
Agricultural                                                        2,422                   3,029                3,464
Real Estate-Construction                                            7,811                   8,122                6,112
Real Estate-Mortgage                                               85,911                  84,256               71,257
Installment loans to Individuals                                   11,178                  11,210               10,504
                                                               ----------             -----------            ---------
        Totals                                                   $114,822                $113,978             $ 98,526





                                       (5)

SOURCES AND USES OF FUNDS

        The bank experienced a significant run-off of deposits during the first quarter of 2001, primarily the result of significantly lower deposit account offering rates and the effect that had on the placement of funds formerly held for the benefit of public, i.e. non-core, depositors.

        The bank also grew the loan portfolio to a far lesser extent than in the year-ago period, evidencing a lessening of economic activity in the bank's markets. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

        At period end, the bank's holdings of cash and due from banks, readily marketable securities and federal funds sold fell to approximately 29% of total liabilities from the year-end, 2000 level of 32%. This occurred as a result of an approximate 12% decline in liquid assets in conjunction with only a 3% decline in total liabilities during the same period. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

        In the ordinary course of business, the company is exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 200 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. The abundance of interest-bearing, liability accounts depicted in the Repricing Schedule on Page 7 as repricing within 12 months would tend to lead to a conclusion that bank earnings would expand in a declining interest rate environment such as that which has been experienced thus far in 2001. The actual, historical effect of such rate changes in this market, however, is demonstrably non-linear and the earnings impact of that change in this instance is more likely to be zero to slightly negative. The company does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see Repricing Schedule, P-7 and Investment Securities, P-8)


                                       (6)

                                          INTEREST RATE SENSITIVITY MANAGEMENT

                                              Table 3  - REPRICING SCHEDULE
                                                          3-31-01

                                                            3 MO          3-12              1-5          OVER
                                                          OR LESS        MONTHS            YEARS       5 YEARS
                                                          --------      --------          -------      --------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                                    14,684         48,833          25,748         24,396

Federal Funds Sold                                          5,375            -0-             -0-            -0-

Taxable Securities **                                      15,000          5,000           10,000           -0-

Municipal Bonds                                               -0-            -0-              -0-         2,295

        TOTAL                                              35,059         53,833           35,748        26,691


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                               36,334         32,733            3,351           -0-

NOW Accounts                                                1,863            -0-              -0-           -0-

Super NOW Accounts                                         28,056            -0-              -0-           -0-

Savings Accounts                                            9,178            -0-              -0-           -0-

MMDA Accounts                                              12,338            -0-              -0-           -0-

        TOTAL                                              87,769         32,733            3,351           -0-

Interest Rate Sensitivity Gap                             (52,710)        21,100           32,397        26,691

Cumulative Interest Rate
        Sensitivity Gap                                   (52,710)       (31,610)             787        27,478

         * Does not include $1,035,000 in nonaccruing loans or overdrawn demand deposits of $14,000

         ** Does not include $24,000 in Federal Reserve Bank stock


                                       (7)

INVESTMENT SECURITIES

                                     TABLE 4

                                                       CARRYING         UNREALIZED        UNREALIZED        MARKET
                                                        VALUE              GAINS            LOSSES           VALUE
                                                    ------------     ----------------- ----------------   ----------
MARCH 31, 2001
--------------
(1)     Held-to-Maturity:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                        32,215,300             450,721               --       32,666,021
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                            24,000                  --               --           24,000
                                                    ------------     ----------------- ----------------   -----------
                                                     32,239,300             450,721               --       32,690,021
                                                    ------------     ----------------- ----------------   -----------
DECEMBER 31, 2000
-----------------
(1) Held-to-Maturity:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                        31,961,129             270,094               --       32,231,223
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                            24,000                  --               --           24,000
                                                    ------------     ----------------- ----------------   -----------
                                                     31,985,129             270,094               --       32,255,223
                                                    ------------     ----------------- ----------------   -----------
DECEMBER 31, 1999
-----------------
(1)     Held-to-Maturity:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                        23,639,383                  --            9,081       23,630,302
(2)     Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities                             --                  --               --               --
        Other                                            24,000                  --               --           24,000
                                                    ------------     ----------------- ----------------   -----------
                                                     23,663,383                  --            9,081      $23,654,302
                                                    ------------     ----------------- ----------------   -----------

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


                                       (8)

CAPITALIZATION:

        The negative deposit growth and minimal loan growth experienced during the first quarter of 2001, coupled with the concurrent, increased retained earnings growth, caused all estimated capital ratios to increase from year-end, 2000 levels. (Please see Table 5, P-9)

                                 TABLE 5 - CAPITAL

                                               *MARCH 31        DECEMBER 31
                                               ---------        -----------
                                                  2001              2000
Tier 1 risk-based capital
        (minimum is 4%)                            14.41%          13.79%

Tier 1 + Tier 2 risk based capital

        (minimum is 8%)                            15.67%          15.04%

Tier 1 leverage (minimum is 3%)                     8.68%           8.21%

        *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Significantly higher loan interest income in the current period, coupled with essentially unchanged interest expense on deposits, led to a much higher net interest income compared with the year-ago first quarter. The increase in loan interest income was both volume and rate driven. When annualized and expressed as a percentage of period-end, interest bearing assets, net interest income was 4.22%, compared with 3.40% for the prior year period. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

         The provision for loan losses during the first quarter of 2001 was lower than in the prior year period, largely a result of a $111m write-off in the latter period.

         Growth in loan fee income occurred in spite of the loan growth disparity when comparing the first quarters of 2001 and 2000. Fee increases enabled this to occur.

         Operating expenses grew approximately 8% over the prior year period. Increased costs for out-sourced computer services and employer health insurance played leading roles in the increase while savings were accomplished in the professional services category. (Please see State of Income, P-2)


                                      (9)

                                     PART II

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

                                               THE REPUBLIC CORPORATION



Date: April 20, 2001                           /s/ J. Ed Eisemann, IV
                                               --------------------------
                                               Chairman of the Board

Date: April 20, 2001                           /s/ Catherine G. Eisemann
                                               --------------------------
                                               Director


                                     (11)