Form 10-Q
period 2001-06-30
REPUBLIC CORP /TX/
filed 2001-07-26
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 2001.           Commission File Number 0-8597
                                                  -----------------------------


                            THE REPUBLIC CORPORATION
                            ------------------------

TEXAS                                                          74-0911766
------                                                         ----------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX    77277
--------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


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

                                                                YES /X/. NO / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001

Common Stock, $1.00 par value                                    Shares  356,844
                                                   Outstanding at June 30, 2001,
                                                        (including 23,119 shares
                                                        held as treasury shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                                PAGE
                                                                                ----
Part I.  Financial Information

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets
                   December 31, 2000, and June 30, 2001.                          1

                 Consolidated Statements of Income for the three months
                   and six months ended June 30, 2000 and 2001.                   2

                 Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2000 and 2001.                                  3

                 Notes to Financial Statements                                    4

         Item 2. Management's Discussion and Analysis                           5-9

Part II. Other Information                                                       10

Signatures                                                                       11


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                                        June 30               December 31
                                                                                         2001                    2000
                                                                                     -------------          -------------
Assets
Cash and due from banks (demand) ...............................................     $   4,645,476          $   5,813,679
Investment securities:
  Held-to-maturity
    Market value at 6-30-01  22,822,392
                             ----------
    Market value at 12-31-00 32,231,223  .......................................        22,401,301             31,961,129
                             ----------
  Available-for-sale
    Market value at 6-30-01      24,000
                             ----------
    Market value at 12-31-00     24,000 ........................................            24,000                 24,000
                             ----------
                                                                                     $  27,070,777          $  37,798,808
Loans ..........................................................................       117,383,793            113,978,399
  Plus: Uncollected earned interest ............................................         1,064,243                903,442
  Less: Allowance for losses ...................................................        (1,600,000)            (1,578,694)
                                                                                     -------------          -------------
  Net loans and other receivables ..............................................       116,848,036            113,303,147
                                                                                     -------------          -------------
Federal funds sold .............................................................        17,225,000             10,800,000
Property, equipment and vehicles (net)  ........................................         3,085,347              2,633,874
Other real estate ..............................................................           251,774                 37,716
Goodwill .......................................................................           436,079                436,079
Other assets ...................................................................           539,953                266,361
                                                                                     -------------          -------------
  Total assets .................................................................     $ 165,456,966          $ 165,275,985
                                                                                     -------------          -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
  Demand (non-interest bearing)  ...............................................     $  20,711,195          $  18,184,083
  Savings, time and demand (Interest-bearing)  .................................       128,099,562            131,483,346
                                                                                     -------------          -------------
                                                                                     $ 148,810,757          $ 149,667,429
Accounts payable and accrued interest payable ..................................         1,260,299              1,459,527
Accrued taxes payable ..........................................................           466,612                 58,996
                                                                                     -------------          -------------
  Total liabilities ............................................................     $ 150,537,668          $ 151,185,952
                                                                                     -------------          -------------
Minority Interest in Consolidated Subsidiary ...................................           395,257                304,376
                                                                                     -------------          -------------
Stockholders'Equity
  Common stock (par value $1; 750,000 shares
    authorized, 356,844 shares issued including
    stock held in treasury)  ...................................................           356,844                356,844
Additional paid-in capital .....................................................           234,931                234,931
Less cost of treasury stock (23,119 shares
  at 6-30-01 and 23,119 at 12-31-00)  ..........................................           (91,303)               (91,303)
                                                                                     -------------          -------------
    Total contributed capital ..................................................           500,472                500,472
                                                                                     -------------          -------------
Retained earnings ..............................................................        14,023,569             13,285,185
                                                                                     -------------          -------------
Net Unrealized Gain (Loss) on Securities
  Available-for-Sale (Net of Taxes)  ...........................................               -0-                    -0-
    Stockholders'equity ........................................................        14,524,041             13,785,657
                                                                                     -------------          -------------
  Total liabilities and stockholders equity ....................................     $ 165,456,966          $ 165,275,985
                                                                                     -------------          -------------


The accompanying note is an integral part of these financial statements.


                                      (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                     Three Months Ended                  Six Months Ended
                                                              -----------------------------       -----------------------------
                                                                June 30           June 30           June 30           June 30
                                                                 2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
Interest Income
      Interest and fees on loans                              $ 2,618,164       $ 2,328,378       $ 5,211,931       $ 4,479,431
                                                              -----------       -----------       -----------       -----------
      Interest on funds sold and securities
           purchased under agreement to resell                    170,059           364,936           275,741           745,636
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                               294,604           298,110           813,757           583,769
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                          58,517           135,336            58,517           179,937
                                                              -----------       -----------       -----------       -----------
           Total interest on investments                          523,180           798,382         1,148,015         1,509,342
                                                              -----------       -----------       -----------       -----------
           Total interest income                                3,141,344         3,126,760         6,359,946         5,988,773
                                                              -----------       -----------       -----------       -----------
Interest expense:
      Interest on deposits                                      1,441,706         1,633,796         3,000,148         3,174,156
                                                              -----------       -----------       -----------       -----------
           Total Interest expense                               1,441,706         1,633,796         3,000,148         3,174,156
                                                              -----------       -----------       -----------       -----------
        Net interest income                                     1,699,638         1,492,964         3,359,798         2,814,617
Provision for loan losses                                         (37,891)         (113,028)          (85,532)         (234,362)
                                                              -----------       -----------       -----------       -----------
      Net interest income after provision for
           loan losses                                          1,661,747         1,379,936         3,274,266         2,580,255
                                                              -----------       -----------       -----------       -----------
  Other income:
      Service charges on deposit accounts                          55,393            56,983            110,56           112,645
      Other service charges, commission and  fees                 228,932           169,304           369,682           285,495
      Gain on sale of securities                                       -0               -0-                -0               -0-
           Net income-other real estate                                -0               -0-                -0               -0-
      Other income                                                 52,520            20,597            65,579            37,396
                                                              -----------       -----------       -----------       -----------
           Total other income                                     336,845           246,884           545,825           435,536
                                                              -----------       -----------       -----------       -----------
Other expenses:
      Salaries and wages                                          482,937           471,334           954,270           943,480
      Employee benefits                                           115,227           126,313           252,812           237,279
      Net occupancy expenses                                      154,553           141,836           222,128           218,230
      Furniture and equipment expenses                             38,765            19,387            75,180            60,004
      Depreciation other than rental property                      72,481            65,263           143,585           126,199
      Net cost-other real estate                                       --                -0                --               -0-
      Computer service center                                     104,556            45,974           215,111           138,405
      FDIC-insurance                                                6,666               7,4            20,992            21,884
      Professional services                                        46,945            27,657            98,645           112,487
      Advertising                                                  39,350            70,619            59,691           105,681
      Other operating expenses                                    275,231           192,140           587,052           397,242
                                                              -----------       -----------       -----------       -----------
           Total other expenses                                 1,336,711         1,168,011         2,629,466         2,360,891
                                                              -----------       -----------       -----------       -----------
           Income before income taxes                             661,881           458,809         1,190,625           654,900
      Less applicable income taxes (Current)                      234,000           163,330           439,000           233,000
                                                              -----------       -----------       -----------       -----------
           Income before reduction for minority interest          427,881           295,479           751,625           421,900
      Less minority interest income (loss)                         12,570             6,919            23,241            10,141
                                                              -----------       -----------       -----------       -----------
           Net income                                         $   415,311       $   288,560       $   728,384       $   411,759
                                                              -----------       -----------       -----------       -----------
           Earnings per share                                 $      1.24       $       .86       $      2.18       $      1.23
                                                              ===========       ===========       ===========       ===========

The accompanying note is an integral part of these financial statements.

                                      (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                               Six Months Ended
                                                                          June 30           June 30
                                                                           2001              2000
                                                                       ------------       ------------
Cash flows and operating activities:
   Net income (loss) ............................................      $    728,384       $    411,759
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ...........................................           143,585            168,266
         Provision for loan losses ..............................            85,532            234,362
         Amortization (accretion) of discounts and Premium ......          (440,172)          (582,849)
         Other real estate gains/net ............................               -0-                -0-
         Investment Securities gains/net ........................               -0-                -0-
         Loss on sale of subsidiary stock .......................            57,639
         Re-appraisal - other real estate .......................               -0-                -0-
         (Decrease) increase in interest payable ................          (199,228)           189,975
         (Increase) decrease in interest receivable .............          (160,801)          (246,899)
         (Increase) decrease in other assets ....................          (273,592)          (107,714)
         Increase (decrease) in other liabilities ...............           440,858            205,174
                                                                       ------------       ------------
Total adjustments ...............................................          (346,179)          (139,685)
                                                                       ------------       ------------
Net cash provided by (used in) operating activities .............           382,205            272,074
                                                                       ------------       ------------
Cash flows from investing activities
   Proceeds from sales of subsidiary stock ......................            10,000                -0-
   Proceeds from sales of investment securities .................               -0-                -0-
   Proceeds from maturities of investment securities ............        15,000,000         21,000,000
   Purchase of investment securities ............................        (5,000,000)       (25,400,125)
   Loans made to customers net cash activity ....................        (3,683,678)       (11,291,022)
   Capital expenditure ..........................................          (595,058)          (128,759)
   Proceeds from sale of other real estate ......................               -0-                -0-
                                                                       ------------       ------------
Net cash provided by (used in) investing activities .............         5,731,264        (15,819,906)
                                                                       ------------       ------------
Cash flows from financing activities
   Net increase (decrease) in demand deposits, NOW
    account, savings accounts and certificates of deposit .......          (856,672)        11,145,549
Purchase of treasury stock ......................................               -0-                -0-
                                                                       ------------       ------------
Net cash provided by (used in) financing ........................          (856,672)        11,145,549
                                                                       ------------       ------------
Net increase (descrease) in cash and cash equivalents ...........         5,256,797         (4,402,283)
                                                                       ------------       ------------
Cash and cash equivalents at beginning of year:
   Cash and due from banks ......................................         5,813,679          8,178,452
   Federal funds sold ...........................................        10,800,000         22,500,000
                                                                       ------------       ------------
Cash and cash equivalents at beginning of year ..................        16,613,679         30,678,452
                                                                       ------------       ------------
Cash and cash equivalents at June 30, 2001
   Cash and due from banks ......................................         4,645,476          4,451,169
   Federal funds sold ...........................................        17,225,000         21,825,000
                                                                       ------------       ------------
Cash and cash equivalents at June 30, 2000 ......................      $ 21,870,476       $ 26,276,169
                                                                       ============       ============
Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................         3,199,376          2,984,181
   Cash paid for income tax .....................................           427,000            208,952


The accompanying note is an integral part of these financial statements.

                                      (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 2001


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

                                      (4)

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

     Total problem loans continue at a level in excess of 1% of the bank's loan portfolio, largely a result of the bank's practice of placing chronic, 30 day past due credits on non-accrual. These accounts are typically placed back on accrual status if payments are made on time for at least one quarter.

     The restructured loan total continues to be dominated by one commercial loan that has experienced difficulty for a number of years.

                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                    June 30                 December 31
                                          -------      --------------------------------
                                           2001         2000         1999         1998
                                          ------       ------       ------       ------
Nonaccrual loans                          $  945       $1,076       $  837       $  351
Past-due loans (over 90 days)                -0-          149          -0-          -0-
Restructured loans                           630          781        1,022          741
                                          ------       ------       ------       ------
        Total problem loans               $1,575       $2,006       $1,859       $1,092
Foreclosed assets
        Real estate                          252           38           43           48
        In-substance foreclosures ..         -0-          -0-          -0-          -0-
        Other                                 24           17           23           28
                                          ------       ------       ------       ------
                Total Problem Assets      $1,851       $2,061       $1,925       $1,168
Total problem loans as
        a percentage of total loans          1.3%         1.8%         1.9%         1.2%
Total problem assets as a
        percentage of total loans
        and foreclosed assets                1.6%         1.8%         2.0%         1.2%

                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                 June 30           December 31
                                      --------      ----------------------
                                        2001          2000          1999
                                      --------      --------      --------
Commercial                            $  7,859      $  7,361      $  7,189
Agricultural                             2,301         3,029         3,464
Real Estate-Construction                 7,888            22         6,112
Real Estate-Mortgage                    88,459        84,256        71,257
Installment loans to Individuals        10,877        11,210        10,504
                                      --------      --------      --------
        Totals                        $117,384      $113,978      $ 98,526


                                      (5)

SOURCES AND USES OF FUNDS

     Economic activity was slower in the bank's market areas during the first half of 2001 when compared with the year-ago period. Deposit growth for the current period was a negative $857m , compared with a positive $11,146m figure for the first half of 2000. Likewise, loan growth for the first half of 2001 was $3,684 compared with $11,291 during the year-ago period.

     The other, significant event that occurred during the current period was the placement of the remaining proceeds of $15,000m in matured securities (approx. $5,256m) into fed funds sold. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

     At mid-year, 2001 the bank's total of cash and due from banks, readily marketable securities and federal funds sold stood at approximately 29% of total liabilities. This compares with approximately 32% at year-end, 2000. The decline is largely a result of the flow of cash assets into the loan portfolio during the first six months of 2001 (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

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

                                      (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     6-30-01

(dollars in thousands)               3 MO          3-12          1-5           OVER
                                    OR LESS       MONTHS        YEARS        5 YEARS
                                    ------        ------        ------       -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                             17,285        49,559        22,754       26,814

Federal Funds Sold                  17,225           -0-           -0-          -0-

Taxable Securities **                  -0-        10,000        10,000          -0-

Municipal Bonds                        -0-           -0-           -0-        2,295

        TOTAL                       34,510        59,559        32,754       29,109

RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit        34,797        33,744         5,317          -0-

NOW Accounts                         1,744           -0-           -0-          -0-

Super NOW Accounts                  29,776           -0-           -0-          -0-

Savings Accounts                     9,259           -0-           -0-          -0-

MMDA Accounts                       12,347           -0-           -0-          -0-

        TOTAL                       87,923        33,744         5,317          -0-

Interest Rate Sensitivity Gap      (53,413)       25,815        27,437       29,109

Cumulative Interest Rate
        Sensitivity Gap            (53,413)      (27,598)         (161)      28,948

* Does not include $945m in nonaccruing loans or overdrawn demand deposits of $22m

**   Does not include $24m in Federal Reserve Bank stock



                                      (7)

INVESTMENT SECURITIES

                                     TABLE 4

                                        CARRYING       UNREALIZED      UNREALIZED        MARKET
(dollars in thousands)                   VALUE           GAINS           LOSSES          VALUE
                                       ----------      ----------      ----------      ----------
June 30, 2001
-------------
(1) Held-to-Maturity:
    U.S. Treasury Securities                   --              --              --              --
    Other                              22,401,301         421,091              --      22,822,392
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --              --              --              --
    Other                                  24,000              --              --          24,000
                                       ----------      ----------      ----------      ----------
                                       22,425,301         421,091              --      22,846,392
                                       ----------      ----------      ----------      ----------
December 31, 2000
-----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities                   --              --              --              --
    Other                              31,961,129         270,094              --      32,231,223
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --              --              --              --
    Other                                  24,000              --              --          24,000
                                       ----------      ----------      ----------      ----------
                                       31,985,129         270,094              --      32,255,223
                                       ----------      ----------      ----------      ----------
December 31, 1999
-----------------
(1) Held-to-Maturity:
    U.S. Treasury Securities                   --              --              --              --
    Other                              23,639,383              --           9,081      23,630,302
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                   --              --              --              --
    Other                                  24,000              --              --          24,000
                                       ----------      ----------      ----------      ----------
                                       23,663,383              --           9,081      23,654,302
                                       ----------      ----------      ----------      ----------

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

                                      (8)

CAPITALIZATION:

     All capital ratios increased during the first half of 2001, a result of retained earnings growth that far exceeded asset growth performance. (Please see Table 5, P-9)

                                Table 5 - CAPITAL

                                                       * June 30       December
                                                       --------        --------
                                                         2001            2000
Tier 1 risk-based capital
        (minimum is 4%)                                   14.43%          13.79%

Tier 1 + Tier 2 risk based capital

        (minimum is 8%)                                   15.69%          15.04%

Tier 1 leverage (minimum is 3%)                            8.71%           8.21%
           *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was up from prior year levels in both the three and six month periods, a result of both increased interest revenue and decreased interest expense. The increase in loan interest revenue was largely volume driven, where the decrease in interest expense was both volume and rate driven. When annualized and expressed as a percentage of period-end, interest bearing assets, net interest income was 4.28%, compared with 3.59% for the prior year period. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     The provision for loan losses for the first half of 2001 was markedly lower than in the prior year period, primarily due to a $111m charge-off experienced in the year-ago period.

     Non-interest income in the current period was up significantly from the prior year period, primarily due to a non-recurring late charge of approximately $74m realized in June of 2001.

     Savings in expenditures related to legal fees and advertising were more than offset by increased expenses for outsourced computer and item processing services. (Please see Statement of Income, P-2)

                                      (9)

                                     PART II

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


                                        THE REPUBLIC CORPORATION



Date: July 20, 2001                     /s/ J. Ed Eisemann, IV
                                        --------------------------
                                        Chairman of the Board

Date: July 20, 2001                     /s/ Catherine G. Eisemann
                                        --------------------------
                                        Director


                                      (11)