Form 10-Q
period 2001-09-30
REPUBLIC CORP /TX/
filed 2001-11-02
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Nine Months Ended September 30, 2001.     Commission File Number 0-8597
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001

    COMMON STOCK, $1.00 PAR VALUE                            Shares  356,844
    -----------------------------                                    -------
                                                        Outstanding at Sept. 30,
                                                        2001, (excluding 23,119
                                                        shares held as treasury
                                                        shares)

                             THE REPUBLIC CORPORATION

                        Index to Quarterly Report on Form 10-Q


                                                                                             PAGE
Part I.    Financial Information

           Item 1.    Financial Statements (unaudited)

                      Consolidated Balance Sheets
                           December 31, 2000, and September 30, 2001.                         1

                      Consolidated Statements of Income for the three months
                           and nine months ended September 30, 2000 and 2001.                 2

                      Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2000 and 2001.                                 3

                      Notes to Financial Statements                                           4

           Item 2.    Management's Discussion and Analysis                                    5-9

Part II.   Other Information                                                                  10

Signatures                                                                                    11

                   REPUBLIC CORPORATION AND SUBSIDIARY
                              Balance Sheet

                                                                            September 30              December 31
                                                                                 2001                     2000
-----------------------------------------------------------------------------------------------------------------------

Assets
Cash and due from banks (demand)...............................................  $   5,693,038         $   5,813,679
Investment securities:
     Held-to-maturity
              Market value at   9-30-01 28,200.693.............................
                                        ----------
              Market value at 12-31-00  32,231,223.............................     27,507,017            31,961,129
                                        ----------
     Available-for-sale
             Market value at   9-30-01      24,000.............................
                                        ----------
             Market value at 12-31-00       24,000.............................         24,000                24,000
                                        ----------                                ------------         -------------
                                                                                  $ 33,224,055         $  37,798,808

Loans..........................................................................    116,131,718           113,978,399
     Plus: Uncollected earned interest.........................................      1,509,507               903,442
     Less: Allowance for losses................................................     (1,580,000)           (1,578,694)
                                                                                  ------------         -------------
     Net loans and other receivables...........................................    116,061,225           113,303,147
                                                                                  ------------         -------------
Federal funds sold.............................................................     24,750,000            10,800,000
Property, equipment and vehicles (net).........................................      3,231,936             2,633,874
Other real estate..............................................................        270,474                37,716
Goodwill.......................................................................        436,079               436,079
Other assets...................................................................        729,821               266,361
                                                                                  ------------         -------------
     Total assets..............................................................  $ 178,703,590         $ 165,275,985
                                                                                  ------------         -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing).............................................  $  21,742,044         $  18,184,083
     Savings, time and demand (Interest-bearing)...............................    140,078,087           131,483,346
                                                                                  ------------         -------------
                                                                                 $ 161,820,131         $ 149,667,429

Accounts payable and accrued interest payable..................................      1,034,724             1,459,527
Accrued taxes payable..........................................................        620,914                58,996
                                                                                  ------------         -------------

     Total liabilities.........................................................  $ 163,475,769         $ 151,185,952
                                                                                  ------------         -------------

Minority Interest in Consolidated Subsidiary...................................        403,910               304,376
                                                                                  ------------         -------------
Stockholders' Equity
     Common stock (par value $1; 750,000 shares authorized, 356,844 shares
     issued including stock held in treasury)..................................        356,844               356,844
Additional paid-in capital.....................................................        234,931               234,931
Less cost of treasury stock (23,119 shares at 9-30-01 and
     23,119 at 12-31-00).......................................................        (91,303)              (91,303)
                                                                                  ------------         -------------
              Total contributed capital........................................        500,472               500,472
                                                                                  ------------         -------------
Retained earnings..............................................................     14,323,439            13,285,185
                                                                                  ------------         -------------
Net Unrealized Gain (Loss) on Securities
         Available-for-Sale (Net of Taxes).....................................            -0-                   -0-
                  Stockholders' equity.........................................     14,823,911            13,785,657
                                                                                  ------------         -------------
         Total liabilities and stockholders equity.............................  $ 178,703,590         $ 165,275,985
                                                                                  ------------         -------------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                             Three Months Ended          Nine Months Ended
                                                                         -------------------------     -----------------------
                                                                           Sept. 30      Sept. 30       Sept. 30     Sept. 30
                                                                            2001           2000           2001         2000
Interest Income
      Interest and fees on loans                                         $2,676,088     $2,446,777     $7,888,019   $6,926,208
                                                                         ----------     ----------     ----------   ----------
      Interest on funds sold and securities
           purchased under agreement to resell                              202,279        362,359        478,020    1,107,995
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies                                         324,388        271,151      1,138,145      854,920
           Obligations of states, political
                subdivisions and other obligations
                secured by the government                                    29,262        189,952         87,779      369,889
                                                                         ----------     ----------     ----------   ----------
           Total interest on investments                                    555,929        823,462      1,703,944    2,332,804
                                                                         ----------     ----------     ----------   ----------
           Total interest income                                          3,232,017      3,270,239      9,591,963    9,259,012
                                                                         ----------     ----------     ----------   ----------
Interest expense:
      Interest on deposits                                                1,449,193      1,689,579      4,449,341    4,863,735
                                                                         ----------     ----------     ----------   ----------
           Total Interest expense                                         1,449,193      1,689,579      4,449,341    4,863,735
                                                                         ----------     ----------     ----------   ----------
      Net interest income                                                 1,782,824      1,580,660      5,142,622    4,395,277
Provision for loan losses                                                   (86,840)       (50,263)      (172,372)    (284,625)
                                                                         ----------     ----------     ----------   ----------
      Net interest income after provision for
           loan losses                                                    1,695,984      1,530,397      4,970,250    4,110,652
                                                                         ----------     ----------     ----------   ----------
   Other income:
      Service charges on deposit accounts                                    54,972         57,060        165,536      169,705
      Other service charges, commission and fees                             78,786         37,690        448,468      403,185
      Gain on sale of securities                                                -0-            -0-            -0-          -0-
           Net income-other real estate                                         -0-          2,622            -0-        2,622
   Other income                                                              39,631        124,106        105,210      161,502
                                                                         ----------     ----------     ----------   ----------
           Total other income                                               173,389        221,478        719,214      737,014
                                                                         ----------     ----------     ----------   ----------
Other expenses:
      Salaries and wages                                                    526,761        456,476      1,481,031    1,399,957
      Employee benefits                                                     129,549         84,545        382,361      321,824
      Net occupancy expenses                                                 90,866        133,778        312,994      352,008
      Furniture and equipment expenses                                       43,607         17,113        118,787       77,117
      Depreciation other than rental property                                88,124         66,278        231,709      192,477
      Net cost-other real estate                                                -0-            -0-            -0-          -0-
      Computer service center                                               136,645         52,579        351,756      190,984
      FDIC-insurance                                                          6,687          7,524         27,679       29,408
      Professional services                                                  42,950         46,806        141,595      159,293
      Advertising                                                            54,923         32,620        114,614      138,301
      Other operating expenses                                              290,738        226,212        877,790      623,454
                                                                         ----------     ----------     ----------   ----------
           Total other expenses                                           1,410,850      1,123.931      4,040,316    3,484,823
                                                                         ----------     ----------     ----------   ----------
           Income before income taxes                                       458,523        627,944      1,649,148    1,362,843
Less applicable income taxes (Current)                                      140,000        265,000        579,000      498,000
                                                                         ----------     ----------     ----------   ----------
           Income before reduction for minority interest                    318,523        362,944      1,070,148      864,843
      Less minority interest income (loss)                                    8,653         10,105         31,894       20,246
                                                                         ----------     ----------     ----------   ----------
           Net income                                                    $  309,870     $  352,839     $1,038,254   $  844,597
                                                                         ----------     ----------     ----------   ----------
           Earnings per share                                            $     0.93     $     1.06     $     3.11   $     2.53
                                                                         ----------     ----------     ----------   ----------

The accompanying note is an integral part of these financial statements.

                     REPUBLIC CORPORATION AND SUBSIDIARY
                           Statement of Cash Flows

                                                                                         Nine  Months Ended
                                                                                       Sept. 30       Sept. 30
                                                                                         2001           2000
------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
      Net income (loss)............................................................    $ 1,038,254    $  844,597
      Adjustments to reconcile net income to net cash
             provided by operating activities:
                    Depreciation...................................................        231,709       256,636
                    Provision for loan losses......................................        172,372       284,625
                    Amortization (accretion) of discounts and
                         Premium...................................................       (545,888)     (853,651)
                    Other real estate gains/net....................................            -0-        (2,622)
                    Investment securities gains/net................................            -0-           -0-
                    Loss of sale on subsidiary stock...............................         57,639           -0-
                    Re-appraisal - other real estate...............................            -0-           -0-
                    (Decrease) increase in interest payable........................       (424,803)      304,222
                    (Increase) decrease in interest receivable.....................       (606,065)     (445,313)
                    (Increase) decrease in other assets............................       (463,460)     (351,107)
                    Increase (decrease) in other liabilities.......................        593,813       492,985
                                                                                        ----------     ---------
Total adjustments..................................................................       (974,683)     (314,225)
                                                                                        ----------     ---------
Net cash provided by (used in) operating activities................................         53,571       530,372
                                                                                        ----------     ---------
Cash flows from investing activities
      Proceeds from sales of subsidiary stock......................................         10,000           -0-
      Proceeds from maturities of investment securities............................     15,000,000    24,050,000
      Purchase of investment securities............................................    (10,000,000)  (25,400,125)
      Loans made to customers net cash activity....................................     (2,557,143)  (14,397,257)
      Capital expenditure..........................................................       (829,771)     (178,939)
      Proceeds from sale of other real estate......................................            -0-        15,578
                                                                                       -----------    ----------
Net cash provided by (used in) investing activities................................      1,623,086   (15,910,743)
                                                                                       -----------    ----------
Cash flows from financing activities
      Net increase (decrease) in demand deposits, NOW
        account, savings accounts and certificates of deposit......................    12,152,702     11,594,751
      Purchase of treasury stock...................................................           -0-            -0-
                                                                                       -----------    ----------
Net cash provided by (used in) financing activities................................    12,152,702     11,594,751
                                                                                       ----------     ----------
Net increase (decrease) in cash and cash equivalents...............................    13,829,359     (3,785,620)
                                                                                       ----------     ----------

Cash and cash equivalents at beginning of year:
      Cash and due from banks......................................................     5,813,679      8,178,452
      Federal funds sold...........................................................    10,800,000     22,500,000
                                                                                       ----------     ----------
Cash and cash equivalents at beginning of year.....................................    16,613,679     30,678,452
                                                                                       ==========     ==========
Cash and cash equivalents at Sept. 30, 2001
      Cash and due from banks......................................................     5,693,038      4,242,832
      Federal funds sold...........................................................    24,750,000     22,650,000
                                                                                       ----------     ----------
Cash and cash equivalents at Sept. 30, 2001........................................   $30,443,038    $26,892,832
                                                                                       ==========     ==========
Supplemental disclosures of cash flow information:
      Cash paid for interest.......................................................     4,874,144      3,068,297
      Cash paid for income tax.....................................................       584,210        515,414

The accompanying note is an integral part of these financial statements.

                     REPUBLIC CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements

                             September 30, 2001


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

      Total problem loans continue in the same range as in recent time periods and is reflective of credits past due 30 days or more, or loans troubled in some other manner to the extent that management has deemed non-accrual status appropriate. If the payments on a problem loan remain current for at least one quarter or there is confirmation that identified, structural weaknesses have been effectively mitigated, the loan will be considered for accrual status. The restructured total consists of one loan receiving non-standard terms due to business difficulty.

           Foreclosed real estate and repossessed autos have increased over year-end 2000 levels and is partially reflective of some deterioration in the local economy.

                           Table 1 PROBLEM ASSETS

(dollars in thousands)                           September 30                 December 31
                                                 ------------       -------------------------------
                                                     2001              2000        1999        1998

Nonaccrual loans                                   $1,040            $1,076      $  837      $  351
Past-due loans (over 90 days)                         -0-               149         -0-         -0-
Restructured loans                                     63               781       1,022         741
                                                   ------            ------      ------      ------
      Total problem loans                          $1,103            $2,006      $1,859      $1,092
Foreclosed assets
      Real estate                                     270                38          43          48
      In-substance foreclosures                       -0-               -0-         -0-         -0-
      Other                                            45                17          23          28
                                                   ------            ------      ------      ------
              Total Problem Assets                 $1,418            $2,061      $1,925      $1,168
Total problem loans as
      a percentage of total loans                      .9%              1.8%        1.9%        1.2%
    Total problem assets as a
      percentage of total loans
      and foreclosed assets                           1.2%              1.8%        2.0%        1.2%

                         Table 2 LOAN CONCENTRATIONS


(dollars in thousands)                            September  30         December 31
                                                  -------------     ---------------------
                                                       2001            2000        1999

Commercial                                          $  8,109        $  7,361     $  7,189
Agricultural                                           2,120           3,029        3,464
Real Estate-Construction                               2,623           8,122        6,112
Real Estate-Mortgage                                  92,041          84,256       71,257
Installment loans to Individuals                      11,238          11,210       10,504
                                                     -------         -------      -------
      Totals                                        $116,131        $113,978     $ 98,526

SOURCES AND USES OF FUNDS

      Because of a robust, rate driven increase in deposits during the third quarter of 2001, year-to-date cash flow matched year-ago levels ($12,152,702 vs $11,594,751). Unlike the year-ago period, however, was the modest ($2,557,143) level of loan growth in the year-to-date, 2001 period compared with $14,397,257 in the corresponding 2000 period. An economic slowdown in the bank's market is, in the opinion of management, the cause for the slow loan growth and the concurrent increase ($13,829,359) in cash and cash equivalents. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

      The total of cash and due from banks, readily marketable securities and federal funds sold stood at approximately 35% of total liabilities at September 30, 2001, compared with 32% at December 31, 2000. The increase was a result of a modest growth in loans during 2001 coupled with a robust growth in liquid assets during the same period. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

      In the ordinary course of business, the company is exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 200 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. The abundance of interest-bearing, liability accounts depicted in the Repricing Schedule on page 7 as repricing with 3 months would tend to lead to a conclusion that bank earnings would expand in a declining interest rate environment such as that which has been experienced thus far in 2001. The actual, historical effect of such rate changes in this market, however, is demonstrably non-linear and the earnings impact of that change in this instance is more likely to be zero to slightly negative. The company does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please se Repricing Schedule, P-7 and Investment Securities, P-8)

              INTEREST RATE SENSITIVITY MANAGEMENT

                        Table 3 - REPRICING SCHEDULE
                                   9-30-01
                                                          3 MO            3-12             13-36               OVER
(dollars in thousands)                                   OR LESS         MONTHS            MONTHS            36 MONTHS
                                                         --------        -------           ------            ----------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                                   20,380          47,463           20,202            27,990

Federal Funds Sold                                        24,750             -0-              -0-               -0-

Taxable Securities **                                      5,000           5,000           15,000               -0-

Municipal Bonds                                              -0-             -0-              -0-             2,295

      TOTAL                                               50,130          52,463           35,202            30,285


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit                              33,737          36,888            8,108               -0-

NOW Accounts                                               1,838             -0-              -0-               -0-

Super NOW Accounts                                        36,160             -0-              -0-               -0-

Savings Accounts                                           9,358             -0-              -0-               -0-

MMDA Accounts                                             13,432             -0-              -0-               -0-

      TOTAL                                               94,525          36,888            8,108               -0-

Interest Rate Sensitivity Gap                            (44,395)         15,575           27,094            30,285

Cumulative Interest Rate
      Sensitivity Gap                                    (44,395)        (28,820)          (1,726)           28,559

      * Does not include overdrawn demand deposits of $93m

     ** Does not include $24m in Federal Reserve Bank stock

INVESTMENT SECURITIES
                                   Table 4

                                                  CARRYING         UNREALIZED        UNREALIZED     MARKET
                                                   VALUE              GAINS            LOSSES        VALUE
                                               -----------         -----------       ----------   -----------
SEPTEMBER  30, 2001
(1)   Held-to-Maturity:
      U.S. Treasury Securities                          --                 --                --            --
      Other                                     27,507,017            693,676                --    28,200,693
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities                          --                 --                --           --
      Other                                         24,000                 --                --        24,000
                                               -----------         -----------       ----------   -----------
                                                27,531,017            693,676                --    28,224,693
                                               -----------         -----------       ----------   -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
      U.S. Treasury Securities                          --                 --                --           --
      Other                                     31,961,129            270,094                --    32,231,223
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities                          --                 --                --            --
      Other                                         24,000                 --                --        24,000
                                               -----------         -----------       ----------   -----------
                                                31,985,129            270,094                --    32,255,223
                                               -----------         -----------       ----------   -----------
DECEMBER 31, 1999
(1)   Held-to-Maturity:
      U.S. Treasury Securities                          --                 --                --            --
      Other                                     23,639,383                 --             9,081    23,630,302
(2)   Available-for-Sale Securities
      Carried at Fair Value:
      U.S. Treasury Securities                          --                 --                --            --
      Other                                         24,000                 --                --        24,000
                                               -----------         -----------       ----------   -----------
                                                23,663,383                 --             9,081    23,654,302
                                               -----------         -----------       ----------   -----------

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

CAPITALIZATION:

      The risks based capital ratios increased noticeably during the first nine months of 2001, principally due to the disproportionately large growth in low-risk, money market assets versus higher risk, loan assets. The growth in Tier 1 leverage was much smaller as retained earnings growth only managed to keep pace with asset growth during the nine month period.
(Please see table 5, P-9)


                              Table 5 - CAPITAL

                                                                    *September 30      December 31
                                                                     -----------       -----------
                                                                        2001               2000
Tier 1 risk-based capital
      (minimum is 4%)                                                  14.25%            13.79%

Tier 1 + Tier 2 risk based capital
      (minimum is 8%)                                                  15.50%            15.04%

Tier 1 leverage (minimum is 3%)                                         8.24%             8.21%

          *Estimate


RESULTS OF OPERATIONS

NET INTEREST INCOME

      Total interest income for the nine months ended September 30, 2001 was only slightly higher than in the corresponding period in 2000 and slightly lower in the three month period ended on the same date. This is reflective of the almost unprecedented decline in market interest rates during 2001 and the effect of same on revenue streams by virtue of repricing. The interest expense incurred on deposits was lower in the current three and nine month periods for the same reason and resulted in improved net interest income in both periods for 2001. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

           The provision for loan loss expense in the first nine months of 2001 was lower than the 2000 period due to a large ($111M) charge-off taken in the latter period. The third quarter of 2001, however, had a higher provision than the 2000 period, a result of deteriorating economic conditions in the 2001 time frame.

          Year-to-date, non-interest income was comparable to the year-ago period but the three month experience was demonstrably lower due to the reversal of an incorrect late charge on a large agricultural credit..

        With the exception of FDIC insurance premiums, advertising costs and legal fees, all non-interest expense categories were materially higher in the year-to-date 2001 period in comparison with the same period in 2000. Growth phenomena, coupled with enhanced (expensive) operating systems caused these increases. (Please see Statement of Income, P-2)

                                   PART II

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


                                                    THE REPUBLIC CORPORATION



Date: October 12, 2001                              /S/ J. Ed Eisemann, IV
                                                    --------------------------
                                                    Chairman of the Board




Date: October 12, 2001                              /S/ Catherine G. Eisemann
                                                    --------------------------
                                                    Director