Form 10-K405
period 2001-12-31
REPUBLIC CORP /TX/
filed 2002-03-25
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 2001
                          Commission file number 0-8597

                            THE REPUBLIC CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                                74-0911766
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

   5340 Weslayan, P.O. Box 270462
          Houston, Texas                                            77277
----------------------------------------                    -------------------
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

                           Yes /X/      No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $624,115 as of January 31, 2002

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                      Common Stock par value $1 per share
              333,725 shares outstanding as of December 31, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                              REPUBLIC CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                                PAGE
                                                                                ----
IMPORTANT TERMS.................................................................

PART I
     ITEM 1.  BUSINESS..........................................................  1-12

     ITEM 2.  PROPERTIES........................................................    12

     ITEM 3.  LEGAL PROCEEDINGS.................................................    12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............    12

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...............................................    12

     ITEM 6.  SELECTED FINANCIAL DATA...........................................    13

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................... 14-19

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........    19

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 20-40

     ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..........................................    41

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    42

     ITEM 11. EXECUTIVE COMPENSATION............................................    43

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 44-45

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    46

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K............................................... 46-47

     SIGNATURES.................................................................    48

     SUPPLEMENTAL INFORMATION...................................................    49

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

EMPLOYEES. The Bank had 67 full time equivalent employees on December 31, 2001.

COMPETITION

     The Bank's primary market area is Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. In this market are two other bank charters, five branch offices, and a savings and loan association. The deposits of the Bank are larger than those of the savings and loan and larger than those of each of the other bank offices. The Bank competes with these institutions in obtaining new deposits, making loans, and providing additional banking services.

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

                                    TABLE #1

                                                                    Average
Year Ended December 31, 2001                                     InterestYield/
(Dollars in Thousands)                                               Balance        Rev./Exp.         Rate
ASSETS
        Investment securities:
               Taxable ......................................      $  25,550        $   1,518         5.9%
               Tax exempt ...................................          2,295              189         8.2%
        Loans ...............................................        116,050           10,541         9.1%
               Less: Reserve for loan loss ..................         (1,607)
        Funds sold ..........................................         16,879              610         3.6%
                                                                   ---------        ---------       -----
               Total Earnings Assets ........................        159,167           12,858         8.1%
                                                                   ---------        ---------       -----
        Cash and due from banks .............................          5,269
        Other assets ........................................          5,425
                                                                   ---------
               TOTAL ASSETS .................................      $ 169,861
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Interest bearing demand and money market deposits ...      $  46,317        $   1,403         3.0%
        Savings deposits Other ..............................          9,005              216         2.4%
        Time deposit ........................................         76,097            4,108         5.4%
                                                                   ---------        ---------       -----
               TOTAL INTEREST BEARING
               LIABILITIES ..................................        131,419            5,727         4.4%
                                                                   ---------        ---------       -----
NET INTEREST REVENUE ........................................                       $   7,131         3.7%
                                                                                    =========
NET INTEREST REVENUE TO EARNING ASSETS ......................                                         4.5%

        Demand deposits (non-interest
               bearing) .....................................      $  21,906
        Other liabilities ...................................          1,607
        Stockholders' Equity ................................         14,929
                                                                   ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY .........................      $ 169,861
                                                                   =========

                                    TABLE #2

Year Ended December 31, 2000                                            Average         Interest          Yield/
(Dollars in Thousands)                                                  Balance         Rev./Exp.          Rate
ASSETS
        Investment securities:
               Taxable ..........................................      $  27,087        $   1,765         6.5%
               Tax exempt .......................................             73                6         8.2%
        Loans ...................................................        108,445            9,615         8.9%
               Less: Reserve for loan loss ......................         (1,441)
        Funds sold ..............................................         21,752            1,356         6.2%
                                                                       ---------        ---------       -----
               Total Earning Assets .............................        155,916           12,742         8.2%
                                                                       ---------        ---------       -----
        Cash and due from banks .................................          4,940
        Other assets ............................................          4,454
                                                                       ---------
               TOTAL ASSETS .....................................      $ 165,310
                                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Interest bearing demand and money market deposits .......      $  45,091        $   1,925         4.3%
        Savings deposits - Other ................................          9,037              291         3.2%
        Time deposits ...........................................         74,905            4,331         5.8%
                                                                       ---------        ---------       -----
               TOTAL INTEREST BEARING
               LIABILITIES ......................................        129,033            6,547         5.1%
                                                                       ---------        ---------       -----
NET INTEREST REVENUE ............................................                       $   6,195         3.1%
                                                                                        =========
NET INTEREST REVENUE TO EARNING ASSETS ..........................                                         4.0%

        Demand deposits (non-interest bearing) ..................      $  21,487
        Other liabilities .......................................          1,572
        Stockholders' equity ....................................         13,218
                                                                       ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY .............................      $ 165,310
                                                                       =========

                                    TABLE #3

Year Ended December 31, 1999                                         Average         Interest         Yield/
(Dollars in Thousands)                                               Balance         Rev./Exp.        Rate
ASSETS
        Investment securities:
               Taxable .......................................      $  27,856        $   1,442         5.2%
               Tax exempt ....................................             --               --          --
        Loans ................................................         96,033            8,249         8.6%
               Less: Reserve for loan loss ...................         (1,305)
        Funds sold ...........................................         12,640              636         5.0%
                                                                    ---------        ---------       -----
               Total Earning Assets ..........................        135,244           10,327         7.6%
                                                                    ---------        ---------       -----

        Cash and due from banks ..............................          5,488
        Other assets .........................................          4,267
                                                                    ---------
               TOTAL ASSETS ..................................      $ 144,979
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Interest bearing demand and money market deposits ....      $  44,448        $   1,775         3.9%
        Savings deposits - Other .............................          9,391              261         2.8%
        Time deposits ........................................         61,871            3,110         5.0%
                                                                    ---------        ---------       -----
               TOTAL INTEREST BEARING
               LIABILITIES ...................................        115,710            5,146         4.4%
                                                                    ---------        ---------       -----

NET INTEREST REVENUE .........................................                       $   5,181         3.2%
                                                                                     =========
NET INTEREST REVENUE TO EARNING ASSETS .......................                                         3.8%
        Demand deposits (non-interest bearing) ...............      $  15,375
        Other liabilities ....................................          1,350
        Stockholders' equity .................................         12,544
                                                                    ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY ..........................      $ 144,979
                                                                    =========


     The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4

                                                                  2001 vs 2000                            2000 vs 1999
                                                      -----------------------------------       ----------------------------------
                                                                    Yield/                                    Yield/
                                                      Volume         Rate          Total        Volume          Rate        Total
                                                      -------       -------       -------       -------       -------      -------
Increase (decrease) in interest income on:
Loans ..........................................      $   690       $   236       $   926       $   721       $   645      $ 1,366
Investment securities ..........................           40          (173)         (133)           37           289          326
Federal funds sold .............................         (122)         (624)         (746)          606           114          720
                                                      -------       -------       -------       -------       -------      -------
                                                          608          (561)           47         1,364         1,048        2,412
                                                      -------       -------       -------       -------       -------      -------
Increase (decrease) in interest expense on:
Demand deposits ................................           33          (555)         (522)           18           132          150
Savings ........................................           (1)          (74)          (75)           (8)           38           30
Time deposits ..................................           64          (287)         (223)          714           507        1,221
                                                      -------       -------       -------       -------       -------      -------
                                                           96          (916)         (820)          724           677        1,401
                                                      -------       -------       -------       -------       -------      -------
Net interest income ............................      $   512       $   355       $   867       $   640       $   371      $ 1,011
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

II.  INVESTMENT PORTFOLIO

     The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments available for sale):

                                    TABLE #5

December 31
(Dollars in thousands)                          2001         2000         1999
                                              -------      -------      -------
U.S. Treasury Securities ...............      $    --      $    --      $    --
Government Sponsored Agencies ..........       30,344       29,666       23,639
US States and Political Subdivisions ...        2,295        2,295           --
Other bonds, notes and securities ......           24           24           24
                                              -------      -------      -------
         TOTAL .........................      $32,663      $31,985      $23,663
                                              =======      =======      =======

     The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                    TABLE #6

                                                              U.S. States             Government               Federal
                                        U.S. Treasury         and Political           Sponsored             Reserve Bank
                                         Securities          Subdivisions               Agencies                Stock
                                        -------------      -------------------    -------------------    -----------------
                                        Amount/Yield           Amount/Yield          Amount/Yield           Amount/Yield
                                        -------------      -------------------    -------------------    -----------------
Within one year ..................      $ --      --%      $    --         --%    $ 9,987        6.5%    $    --       --%
After one year through five years         --      --%           --         --%     20,357        4.6%         --       --%
After five years through ten years        --      --%          278        7.8%         --         --%         --       --%
After ten years ..................        --      --%        2,017        8.3%         --         --%         24      7.5%
                                        ----     ---       -------      -----     -------      -----     -------      ---
         TOTAL ...................      $ --      --%      $ 2,295        8.2%    $30,344        5.3%    $    24      7.5%
                                        ====     ===       =======      =====     =======      =====     =======      ===

III. LOAN PORTFOLIO

     Domestic loans by category are listed below (dollars in thousands):

                                    TABLE #7

                                             December 31,     December 31,
                                                2001             2000
                                             ------------     ------------
Commercial ...........................         $  7,424         $  7,361
Agricultural .........................            1,754            3,029
Real Estate - Construction ...........            3,262            8,122
Real Estate - Mortgage ...............           89,617           84,256
Installment loans to Individuals .....           11,233           11,210
                                               --------         --------
     TOTAL ...........................         $113,290         $113,978
                                               ========         ========

     There were no foreign loans at December 31, 2001 or December 31, 2000.

     Commercial, agricultural and real estate - construction loans at December 31, 2001 are presented by maturity as follows (dollars in thousands):

                                    TABLE #8

                                                            Due After
                                          Due in One         One Year         Due After
                                         Year or Less    Through Five Years   Five Years
                                         ------------    ------------------   ----------
Commercial:
   Fixed rates .................            $1,588            $   13            $   --
   Adjustable rates ............             5,778                45                --
Agricultural:
   Fixed rates .................               118               392               190
   Adjustable rates ............             1,041                --                13
Real Estate - Construction:
   Fixed rates .................             2,979                --                --
   Adjustable rates ............               283                --                --

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

                                    TABLE #9

December 31 (Dollars in Thousands)                                 2001        2000
                                                                  ------      ------
Non-accrual loans ..........................................      $1,007      $1,076
Loans which are contractually past due 90 days or more
   as to interest or principal, but have not been put
   on a non-accrual basis (See discussion below) ...........          --         149
Loans restructured to provide concessions to the
   borrower in order to maximize the recovery
   possibility of the bank .................................      $   81         781

     There was no interest foregone on restructured loans in 2001. Recognized income was $6 thousand. Interest recognized in 2000 was $58 thousand with no foregone interest.

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

     Management has no information that would indicate that any loans on hand at December 31, 2001 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10

                                                2001           2000
                                              --------       --------
Balance - Beginning of year ............      $  1,579       $  1,379
                                              --------       --------
Charge-offs:
   Commercial ..........................            70             19
   Agricultural ........................            --            111
   Real Estate - Construction ..........            --             --
   Real Estate - Mortgage ..............            12             --
   Installment loans to Individuals ....           226            144
                                              --------       --------
                                              $    308       $    274
                                              --------       --------
Recoveries:
   Commercial ..........................      $     20       $     15
   Agricultural ........................            --            110
   Real Estate - Construction ..........            --             --
   Real Estate - Mortgage ..............             7              7
   Installment loans to individuals ....            32             28
                                              --------       --------
                                              $     59       $    160
                                              --------       --------
Net Charge-offs (recoveries) ...........      $    249       $    114
                                              --------       --------
Provision - Charged to operations ......      $    282       $    314
                                              --------       --------
Balance - End of Year ..................      $  1,612       $  1,579
                                              ========       ========
Average loan balance outstanding .......      $116,050       $108,445
                                              ========       ========
Percentage of net charge offs to
average loans outstanding ..............            .2%            .1%
                                              ========       ========

     The provision for 2001 was lower than in 2000 as non-accrual loans and restructured loans were lower. No loan growth was experienced in 2001.

     In 2000, the provision was higher than 1999 due to higher non-accrual loans and higher loan totals.

     The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11

                                              December 31,                           December 31,
                                                 2001                                    2000
                                    --------------------------------       ----------------------------------
                                                    Percent of Loans                       Percent of Loans
                                                    in Each Category                       in Each Category
                                     Amount          to Total Loans        Amount           to Total Loans
                                    -------         ----------------       ------          -----------------
Commercial .............            $    9                 6.6%            $    3                 6.5%
Agricultural ...........                --                 1.5%                --                 2.7%
Real Estate-Construction                --                 2.9%                --                 7.1%
Real Estate-Mortgage ...               329                79.1%               187                73.9%
Installment Loans ......               161                 9.9%                79                 9.8%
Unallocated ............             1,113                 N/A              1,310                 N/A
                                    ------               -----             ------               -----
                                    $1,612                 100%            $1,579                 100%
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

     At December 31, 2001, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $22,888,052. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12

     3 months or less                           $  8,011
     Over 3 through 6 months                       7,031
     Over 6 through 12 months                      5,535
     Over 12 months                                2,311
                                                --------
                                                $ 22,888
                                                ========

     As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 2001 was $2,434,000.

                                    TABLE #13

For the year ended December 31                          2001         2000         1999
                                                        ----         ----         ----
Return on Assets (Net income divided by
  average total assets) .....................            .7%          .7%          .4%
Return on Equity (Net income divided by
  average equity) ...........................           8.3%         8.7%         4.8%
Dividend Payout Ratio (Dividends declared per
  share divided by net income per share) ....             0%           0%           0%
Equity to Assets Ratio (Average equity
  divided by average total assets ...........           8.8%         8.0%         8.7%

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

     (c) No dividends have been declared in 2001 or 2000 and management has no intention to declare dividends in the immediate future.

ITEM 6. Selected financial data:

     The following table presents certain key financial information.

                                    TABLE #14

Selected Financial Data
Year Ended December 31
(Dollars in thousands)                                  2001            2000            1999            1998            1997
                                                      -------         -------         -------         -------         -------
Interest Income .............................         $12,786         $12,739         $10,328         $ 9,683         $ 9,038
Interest expense ............................           5,727           6,547           5,147           4,571           4,452
                                                      -------         -------         -------         -------         -------
   Net Interest Income ......................           7,059           6,192           5,181           5,112           4,586
Provision for Loan Losses ...................             282             314             238             241             230
                                                      -------         -------         -------         -------         -------
   Net Interest Income after
      Provision for Loan Losses .............           6,777           5,878           4,943           4,871           4,356
Non-Interest Income .........................             853             825             636             597             623
Non-Interest Expense:
   Personnel Expenses .......................           2,514           2,295           2,277           1,872           1,532
   Other Expenses ...........................           3,167           2,505           2,315           2,035           1,587
                                                      -------         -------         -------         -------         -------
Income Before Income Taxes ..................           1,949           1,903             987           1,561           1,860
Applicable Income Taxes .....................             666             722             373             593             699
                                                      -------         -------         -------         -------         -------
Income before Reduction for Minority
   Interest or Security Gains or Losses .....           1,283           1,181             614             968           1,161
Less Minority Interest ......................              38              28              15              23              27
                                                      -------         -------         -------         -------         -------
Net Income ..................................         $ 1,245         $ 1,153         $   599         $   945         $ 1,134
                                                      =======         =======         =======         =======         =======
Net Income per Common Share (2) .............         $  3.73         $  3.46         $  1.80         $  2.83         $  3.40
                                                      =======         =======         =======         =======         =======
Dividends Declared per Common Share(2) ......         $     0         $     0         $     0         $     0         $     0
                                                      =======         =======         =======         =======         =======

(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)      2001          2000          1999          1998          1997
                          --------      --------      --------      --------      --------
Loans ..............      $113,290      $113,978      $ 98,532      $ 94,569      $ 79,608
Total Assets .......       178,143       165,276       155,606       131,275       125,190
Long-Term Debt .....             0             0             0             0             0

ITEM 7. Management's discussion and analysis of financial condition and results of operations:

     FINANCIAL CONDITION

     ASSET QUALITY

                                    TABLE #15

December 31 (dollars in thousands)                  2001         2000         1999         1998         1997
                                                   ------       ------       ------       ------       ------
Nonaccrual Loans ............................      $1,008       $1,076       $  837       $  351       $  809
Past-Due Loans* .............................          --          149           --           --           --

Restructured Loans ..........................          81          781        1,022          714        2,465
                                                   ------       ------       ------       ------       ------
   Total Problem Loans ......................       1,089        2,006        1,859        1,065        3,274

Foreclosed Assets
   Real Estate ..............................         255           38           43           48            9
      In-Substance Foreclosures .............          --           --           --           --           --
   Other ....................................          --           17           23           28            5
                                                   ------       ------       ------       ------       ------
      Total Problem Assets ..................      $1,344       $2,061       $1,925       $1,141       $3,288

Total Problem Loans as a
   Percentage of Total Loans ................         1.0%         1.8%         1.9%         1.1%         4.1%

Total Problem Assets as a Percentage of
   Total Loans and Foreclosed Assets ........         1.2%         1.8%         2.0%         1.2%         4.1%

Reserve Coverage Ratio ** ...................       148.0%        78.7%        74.2%       115.8%        32.7%


* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments. Approximately $110m of the amount shown in 2000 is also included in the restructured total for the same year.

**   Allowance for loan losses divided by problem loans

                                    TABLE #16

                            INTEREST RATE SENSITIVITY

December 31, 2001 (dollars in thousands)       3 Mo            3-12           1-3           Over
                                              or Less         Months         Years         3 Years
                                              --------       --------       --------       --------
Rate Sensitive Assets
(Assets that can be repriced
within x months/years)

Loans* .................................      $ 21,273       $ 38,950       $ 21,015       $ 32,010

Federal Funds Sold .....................        21,975             --             --             --

Taxable Securities** ...................            --         10,000         20,000             --

Municipal Bonds ........................            --             --             --          2,295

        TOTAL ..........................        43,248         48,950         41,015         34,305

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x months/years)

Time Certificates of Deposit ...........        29,399         42,923          8,998             --

NOW Accounts ...........................         1,729             --             --             --

Super NOW Accounts .....................        33,785             --             --             --

Savings Accounts .......................         9,498             --             --             --

MMDA Accounts ..........................        14,220             --             --             --

        TOTAL ..........................        88,631         42,923          8,998             --

Interest Rate Sensitivity Gap ..........       (45,383)         6,027         32,017         34,305

Cumulative Interest Rate
        Sensitivity Gap ................       (45,383)       (39,356)        (7,339)        26,966

*    Does not include $30 thousand in overdrafts.

**   Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                    TABLE #17
                                AND FOOTNOTES 1-2

                                               Carrying        Unrealized       Unrealized         Market
                                                 Value           Gains             Losses           Value
                                              -----------      -----------      -----------      -----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
        U.S. Treasury Securities .......      $        --      $        --      $        --      $        --
        Other ..........................       32,639,115          397,400               --       33,036,515
(2) Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities .......               --               --               --               --
        Other ..........................           24,000               --               --           24,000
                                              -----------      -----------      -----------      -----------
                                               32,663,115          397,400               --       33,060,515
                                              -----------      -----------      -----------      -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
        U.S. Treasury Securities .......               --               --               --               --
        Other ..........................       31,961,129          270,094               --       32,231,223
(2) Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities .......               --               --               --               --
        Other ..........................           24,000               --               --           24,000
                                              -----------      -----------      -----------      -----------
                                               31,985,129          270,094               --       32,255,223
                                              -----------      -----------      -----------      -----------
DECEMBER 31, 1999
(1) Held-to-Maturity:
        U.S. Treasury Securities .......               --               --               --               --
        Other ..........................       23,639,383               --            9,081       23,630,302
 (2) Available-for-Sale Securities
        Carried at Fair Value:
        U.S. Treasury Securities .......               --               --               --               --
        Other ..........................           24,000               --               --           24,000
                                              -----------      -----------      -----------      -----------
                                               23,663,383               --            9,081       23,654,302
                                              -----------      -----------      -----------      -----------


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

ASSET QUALITY

     Nonaccrual loans continue to hover in the range of 1% of total loans, a result of a small number of chronically past due or financially impaired, commercial aggregations and a much larger population of smaller consumer installment loans. The latter category is historically the most problematic in terms of the expenditure of administrative time and money and represents, in its aggregation, a larger exposure to loss due to either the absence of collateral or the more frangible nature of the collateral most typically taken with loans of this type. (Please see Table #15, P-14)

     Restructured loans ended 2001 at low ebb, but this category, most particularly in the midst of the current economic circumstance, remains a potentially active one. The probability that the bank will find it necessary to modify terms to suit an environment that portends diminished repayment ability, whether in the small business or consumer sectors, will remain elevated until there is tangible improvement in the national economy. (Please see Table #15, P-14)

     Net charge offs in 2001, both in absolute terms and when expressed as a percentage of average loans, was over twice the 2000 levels, once again evidencing the economic slowdown occurring most prominently during the latter half of 2001. Quantitatively, these charge offs continue to be dominated by consumer installment loans, with a 77% experience in 2001, compared with 97% in 2000. (Please see Table 10, P-10)

     Loan growth in modest proportion was experienced in the first half of 2001, but leveled off in the third quarter, and actually fell in the last quarter with total loans ending the year slightly lower than the year-end, 2000 level. This decline, a byproduct of the national recession and slowing conditions locally, was a direct result of much diminished commercial loan demand and a much elevated level of refinancing of home mortgages formerly held on the bank's books. The total concentration of real estate loans of all types remains similar to the year-end, 2000 level at approximately 82% of total loans but, as might be expected, the construction loan component is substantially lower at 3% of total loans compared to 7% at year-end, 2000. At year end 2001, approximately 65% of total real estate loans consisted of properties secured by completed, 1-4 family residences, 31% secured by commercial real estate and .5% secured by agricultural property. (Please see Table #7, P-8)

     The economic climate in the bank's market areas, while certainly showing the negative effects of the national malaise, continues to exhibit performance characteristics that seem to be more closely tied to the more readily identifiable local and regional micro-economies. Of the latter, those that continue to have positive influence include the coal bed methane extraction activity which is benefiting primarily Las Animas County, Colorado and Colfax County, New Mexico. The spin off effect of this industry has greatly benefited this region but it has also created a degree of concentration risk that must be considered when evaluating current and future credit exposure. Other, positive activity includes the opening in 2002 of the State Prison facility outside of Trinidad, a project that will initially employ approximately 160. The region also continues to attract new residents who are drawn to the healthy climate, mountain scenery and historic, uncluttered surroundings. At present, Huerfano County, Colorado appears to lead in this category, particularly with regard to the construction of higher dollar value residences. Las Animas County, Colorado follows, with a more significant level of higher-density, lower dollar value homes situated in tract developments. Colfax County, New Mexico trails but represents the best opportunity at present when comparing affordability. Other, positive developments include the new coal mine in the western portion of Las Animas County and the possibility of a power plant in the eastern part of Las Animas County. This is offset by the announced closure in 2002 of a coal mine in Western Colfax County, and the continued closure of the ski area in western Huerfano County.

SOURCES AND USES OF FUNDS

     Deposit growth in 2001 of $11,976,438, netted with other, less significant sources, accounted substantially for the $12,102,193 growth in cash and cash equivalents (currency, due from banks and federal funds sold). Loan growth was virtually nil in the absence of significant demand and was in stark contrast with year 2000 loan growth of $15,568,281. The deposit growth experienced in 2001 was only moderately higher than the 2000 growth and all of it occurred during the second half of the year, largely a result of our bank's deposit offering rates consistently exceeding those of local competitors during the same period. (Please see Statement of Cash Flows, P 24-25)

LIQUIDITY

     The absence of loan growth and the placement of substantially all deposit growth into liquid assets has raised the percentage of total liabilities held in cash and due from banks, readily marketable securities and federal funds sold to approximately 38% at year-end, 2001. This contrasts with 32% at year-end, 2000. Current, taxable securities consist of six FEDERAL HOME LOAN BANK DEBENTURES in par amounts of $5,000,000 each, maturing in May and November of 2002, July and November of 2003 and June and November of 2004. Approximately 60% of the $30,000,000 par amount was necessary to satisfy the pledging requirements of the State of Colorado and the Federal Reserve Bank. It is management's opinion that liquidity is adequate in light of the realistic potential, going forward into 2002, for increased loan demand or withdrawal activity. (Please see Balance Sheet, P-22 and Note 2, P 29-30)

MARKET RISK

     In the ordinary course of business, the company is exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the inbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk" as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. Based on the current repricing structure, it is anticipated that the company has sufficient tools in place to minimize or eliminate any adverse earning impact caused by interest rate change. The company does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see Table 16, P-15 and Table 17, P-16)

CAPITAL

     Estimated Tier I and total, risk-based capital ratios in the subsidiary bank at year-end, 2001 were 14.67% and 15.93%, respectively. This compares with 13.79% and 15.04% at year-end, 2000. The increases were primarily a result of all asset growth going into relatively low risk, liquid asset categories rather than higher risk loan categories. The Tier I leverage ratio at year-end, 2001 was estimated at 8.30%, up from the year-end, 2000 level of 8.04%. This increase was a result of a year 2001, retained earnings growth rate that slightly exceeded the rate of asset growth during the same period.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income grew in 2001 in comparison with the year-ago period. This occurred in spite of the historic declines in market interest rates to levels unseen in 40 years and is confirmation of the bank's ability to buffer the effects of, if not profit from, such drastic swings in rates. Clearly, the bank's mission statement in this area, going forward, will be to similarly protect earnings in a very different environment where rates go back up, perhaps as rapidly as they fell. While the latter is not management's current expectation, preparedness for the eventuality is certainly prudent in light of the historical context. The key element of that preparedness is the maintenance of appropriate discretionary control over as many interest rate pricing events as possible, the antithesis of the more frequently seen and often unduly emphasized dependence on market indices over which the bank exerts no control. The near term cost of this preparedness, in management's opinion, is indeed justified in light of where the markets could move longer term. (Please see Table 14, P-13, Tables 1 & 2, P 4-5 and Table 4, P-7)

OTHER INCOME AND EXPENSE

     Fee income growth slowed in 2001, primarily a result of diminished operating levels during the latter half of the year. Loan demand and deposit account transaction volume markedly slowed as a result of the economic slowdown and the events occurring on September 11, thereby reducing that which creates the fee based activity. (Please see Statement of Income, P-23)

     Non-interest expense grew significantly in 2001, a result of growth phenomena and technological upgrades. Computer related expenses more than doubled as a result of a bank wide conversion to improved software and the implementation of imaging technology. Higher health insurance costs as well as higher costs associated with foreclosed real estate and repossessed autos and higher printing costs also played roles in the higher expense total. (Please see Statement of Income, P-23)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

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

     Information required by this item is included in ITEM 7, Management's discussion and analysis of financial condition and results of operations.

ITEM 8. Financial statements and supplementary data.

                                                                            PAGE
   Index to Financial Statements of
      The Republic Corporation and Subsidiary

   Accountant's Report....................................................    21

   Balance Sheets as of December 31, 2001 and 2000........................    22

   Statement of Income for the three years ended
      December 31, 2001...................................................    23

   Statement of Cash Flows for the three years ended
      December 31, 2001................................................... 24-25

   Statement of Changes in Stockholders' Equity
      for the three years ended December 31, 2001 ........................    26

   Notes to Financial Statements.......................................... 27-40


[DIXON, WALLER & CO., INC. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Dixon, Waller & Co., Inc.
Dixon, Waller & Co., Inc.
Trinidad, Colorado
January 31, 2002

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

December 31                                                           2001                 2000
                                                                  -------------       -------------
Assets
Cash and Due from Banks (Demand) ...........................      $   6,740,872       $   5,813,679
Investment Securities:
        Held to Maturity
               Market Value at 12-31-01 - 33,036,515
               Market Value at 12-31-00 - 32,231,223 .......         32,639,115          31,961,129
        Available for Sale .................................             24,000              24,000
                                                                  -------------       -------------
                                                                     39,403,987          37,798,808
                                                                  -------------       -------------
Loans ......................................................        113,289,960         113,978,399
        Plus:  Uncollected Earned Interest .................            815,911             903,442
        Less:  Allowance or Losses .........................         (1,612,000)         (1,578,694)
                                                                  -------------       -------------
               Net Loans and Other Receivables .............        112,493,871         113,303,147
                                                                  -------------       -------------
Federal Funds Sold .........................................         21,975,000          10,800,000
Property, Equipment and Vehicles (Net) .....................          3,175,287           2,633,874
Other Real Estate ..........................................            254,732              37,716
Goodwill ...................................................            436,079             436,079
Other Assets ...............................................            403,645             266,361
                                                                  -------------       -------------
        Total Assets .......................................        178,142,601         165,275,985
                                                                  =============       =============
Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (Noninterest Bearing) .......................         21,085,881          18,184,083
        Savings, Time and Demand (Interest Bearing) ........        140,557,986         131,483,346
                                                                  -------------       -------------
                                                                    161,643,867         149,667,429
                                                                  -------------       -------------
Accounts Payable and Accrued Interest Payable ..............          1,002,190           1,459,527
Accrued Taxes Payable ......................................             57,357              58,996
                                                                  -------------       -------------
        Total Liabilities ..................................        162,703,414         151,185,952
                                                                  -------------       -------------
Minority Interest in Consolidated Subsidiary ...............            408,681             304,376
                                                                  -------------       -------------
Stockholders' Equity
        Common Stock (par Value $1; 750,000 Shares
               Authorized, 356,844 Shares Issued
               Including Stock Held in Treasury ............            356,844             356,844
        Additional Paid-In Capital .........................            234,931             234,931
        Less Cost of Treasury Stock (23,119 Shares
               at 12/31/01, 23,119 Shares at 12/31/00) .....            (91,303)            (91,303)
                                                                  -------------       -------------
                   Total Contributed Capital ...............            500,472             500,472
                                                                  -------------       -------------
Retained Earnings ..........................................         14,530,034          13,285,185
                                                                  -------------       -------------
        Stockholders' Equity ...............................         15,030,506          13,785,657
                                                                  -------------       -------------
               Total Liabilities and
                   Stockholders' Equity ....................      $ 178,142,601       $ 165,275,985
                                                                  =============       =============

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

Year Ended December 31                                      2001              2000                1999
                                                        ------------       ------------       ------------
Interest Income:
        Interest and Fees on Loans ...............      $ 10,541,196       $  9,614,879       $  8,249,415
        Interest on Federal Funds Sold ...........           610,031          1,355,545            635,926
        Interest on Federal Funds Sold............
        Interest and Dividends on Investments:
               Securities of U.S. Treasury and
               Government Sponsored Agencies .....         1,518,374          1,764,632          1,442,426
        Obligations of States, Political
               Subdivisions and other Obli-
               gations Secured By the
               Government ........................           116,966              3,577                 --
                                                        ------------       ------------       ------------
               Total Interest on Investments .....         1,635,340          1,768,209          1,442,426
                                                        ------------       ------------       ------------
                      Total Interest Income ......        12,786,567         12,738,633         10,327,767
                                                        ------------       ------------       ------------
Interest Expense:
        Interest on Deposits .....................         5,727,105          6,546,851          5,146,630
                                                        ------------       ------------       ------------
               Total Interest Expense ............         5,727,105          6,546,851          5,146,630
                                                        ------------       ------------       ------------
               Net Interest Income ...............         7,059,462          6,191,782          5,181,137
Provision for Loan Losses ........................           282,263            314,410            237,694
                                                        ------------       ------------       ------------
        Net Interest Income after
               Provision for Loan Losses .........         6,777,199          5,877,372          4,943,443
Other Income:
        Service Charges on Deposit Accounts ......           203,475            227,240            216,222
        Other Service Charges, Commissions
        and Fees .................................           482,318            414,443            302,401
        Gain on Sale of Securities ...............                --                 --                 --
        Gain on Sale - Other Real Estate .........                --              2,728             24,541
        Other Income .............................           167,422            180,878             93,283
                                                        ------------       ------------       ------------
               Total Other Income ................           853,215            825,289            636,447
                                                        ------------       ------------       ------------
Other Expenses:
        Salaries and Wages .......................         2,145,417          1,959,087          1,960,142
        Payroll Taxes ............................           163,540            149,568            149,308
        Employee Benefits ........................           368,526            336,014            316,727
        Occupancy Expenses .......................           314,616            260,940            213,147
        Equipment Expense ........................           180,050            150,987            144,999
        Depreciation .............................           332,232            346,162            375,543
        Printing and Supplies ....................           233,814            155,935            178,425
        Computer Service Center ..................           494,599            240,598            210,804
        FDIC Assessment ..........................            27,679             29,408             14,351
        Professional Services ....................           145,256            179,240            130,373
        Advertising ..............................           207,005            215,294            183,037
        Other Operating Expenses .................         1,068,789            776,404            715,846
                                                        ------------       ------------       ------------
               Total Other Expenses ..............         5,681,523          4,799,637          4,592,702
                                                        ------------       ------------       ------------
               Income Before Income Taxes ........         1,948,891          1,903,024            987,188
                                                        ------------       ------------       ------------
Less Applicable Income Taxes (Current) ...........           665,837            721,987            373,282
                                                        ------------       ------------       ------------
        Income Before Reduction for Minority
        Interest .................................         1,283,054          1,181,037            613,906
Less Minority Interest in Income .................           (38,205)           (27,667)           (14,858)
                                                        ------------       ------------       ------------
        Net Income ...............................      $  1,244,849       $  1,153,370       $    599,048
                                                        ============       ============       ============
        Earnings per Share .......................      $       3.73       $       3.46       $       1.80
                                                        ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                               2001                2000                 1999
                                                      -------------       -------------       -------------
Cash Flows and Operating Activities:
Net Income (Loss) ..............................      $   1,244,849       $   1,153,370       $     599,048
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
        Depreciation ...........................            332,232             346,162             375,543
        Provision for Loan Losses ..............            282,263             314,410             237,694
        Amortization (Accretion) of
               Discounts and Premiums ..........           (247,894)         (1,159,025)         (1,409,744)
        Other Real Estate Gains/Net ............                 --              (2,728)            (24,541)
        Re-Appraisal - Other Real Estate .......                 --                  --                  --
        Gain on Sale of Securities .............                 --                  --                  --
        (Decrease) Increase in
               Interest Payable ................           (457,337)            340,262              72,260
        (Increase) Decrease in
               Interest Receivable .............             87,531            (156,023)            100,550
        (Increase) Decrease in
               Other Assets ....................           (137,284)             (7,195)            (76,076)
        Increase (Decrease) in
               Other Liabilities ...............            102,666              27,467              23,379
                                                      -------------       -------------       -------------
                    Total Adjustments ..........            (37,823)           (296,670)           (700,935)
                                                      -------------       -------------       -------------
Net Cash Provided By (Used In)
Operating Activities ...........................          1,207,026             856,700            (101,887)
                                                      -------------       -------------       -------------
Cash Flows from Investing Activities:
Proceeds from Sales of Investment Securities ...                 --                  --                  --
Proceeds from Maturities of
        Investment Securities ..................         20,000,000          40,050,000         118,000,000
Purchase of Investment Securities ..............        (20,430,092)        (47,212,721)       (116,365,082)
Loans Made to Customers-Net Cash Activity ......            210,192         (15,568,281)         (4,100,712)
Capital Expenditures ...........................           (873,645)           (354,759)           (390,091)
Proceeds from Sale of Other Real Estate ........             12,274              15,578              74,842
                                                      -------------       -------------       -------------
Net Cash Provided by
(Used In) Investing Activities .................         (1,081,271)        (23,070,183)         (2,781,043)
                                                      -------------       -------------       -------------
Cash Flows from Financing Activities:
Net Increase in Demand Deposits, NOW
Accounts, Savings Accounts and
Certificates of Deposit ........................         11,976,438           8,148,710          24,229,251
Purchase of Treasury Stock .....................                 --                  --                  --
                                                      -------------       -------------       -------------
Net Cash Provided by
(Used In) Financing Activities .................         11,976,438           8,148,710          24,229,251
                                                      -------------       -------------       -------------
Net Increase (Decrease) in Cash
and Cash Equivalents ...........................         12,102,193         (14,064,773)         21,346,321

(Continued)

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS

December 31                                      2001             2000             1999
                                              -----------      -----------      -----------
Cash and Cash Equivalents
at Beginning of Year:
        Cash and Due from Banks ........      $ 5,813,679      $ 8,178,452      $ 3,682,131
        Federal Funds Sold .............       10,800,000       22,500,000        5,650,000
                                              -----------      -----------      -----------
Cash and Cash Equivalents
        at Beginning of Year ...........       16,613,679       30,678,452        9,332,131
                                              -----------      -----------      -----------
Cash and Cash Equivalents
at End of Year:
        Cash and Due from Banks ........        6,740,872        5,813,679        8,178,452
        Federal Funds Sold .............       21,975,000       10,800,000       22,500,000
                                              -----------      -----------      -----------
Cash and Cash Equivalents
        at End of Year .................      $28,715,872      $16,613,679      $30,678,452
                                              -----------      ===========      ===========
Supplemental Disclosures of
Cash Flow Information
        Cash Paid for Interest .........      $ 6,184,442      $ 6,206,589      $ 5,074,370
                                              ===========      ===========      ===========
        Cash Paid for Income Tax .......      $   667,579      $   648,952      $   409,168
                                              ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Statement of Changes in Stockholders' Equity

For Three                                 Additional
Years Ended                Capital          Paid in         Treasury         Contributed       Retained            Total
December 31,                Stock           Capital          Stock             Capital         Earnings           Equity
------------             -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-98      $   356,844      $   234,931      $   (91,303)      $   500,472      $11,532,767      $12,033,239

Net Income                        --               --               --                --          599,048          599,048
                         -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-99          356,844          234,931          (91,303)          500,472       12,131,815       12,632,287

Net Income                        --               --               --                --        1,153,370        1,153,370
                         -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-00          356,844          234,931          (91,303)          500,472       13,285,185       13,785,657

Net Income                        --               --               --                --        1,244,849        1,244,849
                         -----------      -----------      -----------       -----------      -----------      -----------
Balance at 12-31-01      $   356,844      $   234,931      $   (91,303)      $   500,472      $14,530,034      $15,030,506
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

          EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued statement No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No.133) which was subsequently amended by SFAS No. 138 "Accounting for Certain Derivatives and Certain Hedging Activities". The standards were effective for adoption on or before January 1, 2001 (SFAS No. 137 deferred the original effective date in SFAS No. 138). The adoption of these statements did not have an impact on the Company's results of operations or financial position as the Company does not trade in derivative financial instruments.

2.   Investment Securities, including investments held for sale.

          A schedule of securities is as follows:

                                         December 31, 2001                                   December  31, 2000
                           ---------------------------------------------      ---------------------------------------------
                              Par              Book            Market             Par             Book             Market
                             Value             Value            Value            Value            Value             Value
                           -----------      -----------      -----------      -----------      -----------      -----------
Government Securities      $30,000,000      $30,344,040      $30,687,644      $30,000,000      $29,665,849      $29,871,820

Obligations of States
and Political Sub-
Divisions                    2,295,000        2,295,075        2,348,871        2,295,000        2,295,280        2,359,403

Other                      $    24,000           24,000           24,000      $    24,000           24,000           24,000
                                            -----------      -----------                       -----------      -----------
                                            $32,663,115      $33,060,515                       $31,985,129      $32,255,223
                                            ===========      ===========                       ===========      ===========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $32,389,314 at December 31, 2001 and $29,416,649 at December 31, 2000. Additionally, $249,801 was
     pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 2001.

               Net gains on the sale of securities were as follows:

                                                2001    2000
                                                ----    ----
GAINS
   U.S. Government Securities                    --      --
   U.S. State and Political Subdivisions         --      --
                                                ----    ----
LOSSES
     U.S. Government Securities                  --      --
     U.S. States and Political Subdivisions      --      --
                                                ----    ----
NET GAINS ON SALE OF SECURITIES                  --      --
                                                ====    ====

          Unrealized gains and losses in the securities portfolio were as follows:

                                                    Carrying        Unrealized       Unrealized         Market
                                                      Value            Gain             Loss             Value
                                                   -----------      -----------      -----------      -----------
DECEMBER 31, 2001
U.S. Treasury Securities ....................      $        --      $        --      $        --      $        --
U.S. States and Political Subdivisions ......        2,295,075           53,796               --        2,348,871
Government Sponsored Agencies ...............       30,344,040          343,604               --       30,687,644
Other .......................................           24,000               --               --           24,000
                                                   -----------      -----------      -----------      -----------
                                                   $32,663,115      $   397,400      $        --      $33,060,515
                                                   ===========      ===========      ===========      ===========
DECEMBER 31, 2000
U.S. Treasury Securities ....................      $        --      $        --      $        --               --
U.S. States and Political Subdivisions ......        2,295,280           64,123               --      $ 2,359,403
Government Sponsored Agencies ...............       29,665,849          205,971               --       29,871,820
Other .......................................           24,000               --               --           24,000
                                                   -----------      -----------      -----------      -----------
                                                   $31,985,129      $   270,094      $        --      $32,255,223
                                                   ===========      ===========      ===========      ===========

3.   Loans and Other Receivables

               Loans and other receivables are summarized as follows:

                                                       December 31,
                                              ------------------------------
TYPE                                              2001              2000
----                                          ------------      ------------
Real Estate ............................      $ 92,878,842      $ 92,377,587
Commercial and Industrial ..............         7,423,759         7,361,097
Agriculture ............................         1,753,651         3,028,952
Loans to Individuals for Household,
   Family and Other Consumer Goods .....        11,218,675        11,205,127
Other ..................................            15,033             5,636
                                              ------------      ------------
   TOTAL ...............................      $113,289,960      $113,978,399
                                              ============      ============

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

          The changes in the allowance for loan losses are as follows:

                                                                       December 31,
                                                        ------------------------------------------
                                                          2001             2000            1999
                                                        ----------      ----------      ----------
Balance at Beginning of Year .....................      $1,578,694      $1,379,000      $1,233,000
   Provision Charged to Operating Expenses .......         282,263         314,410         237,694
   Loans Charged Off .............................         308,149         274,204         138,074
   Recoveries on Loans Previously Charged Off ....          59,192         159,488          46,380
                                                        ----------      ----------      ----------
Balance at End of Year ...........................      $1,612,000      $1,578,694      $1,379,000
                                                        ==========      ==========      ==========

     At December 31, 2001 and 2000, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $1,213,000 and $2,007,000 respectively. The average recorded investment in impaired loans amounted to approximately $1,213,000 and $1,472,000 for the years ended December 31, 2001 and 2000, respectively. The allowance for loan losses related to impaired loans amounted to approximately $1,500 and $16,393 at December 31, 2001 and 2000, respectively. Interest income on impaired loans of $5,956 and $57,957 was recognized for cash payments received in 2001 and 2000 respectively.

4.   Property and Equipment.

               Property and equipment are summarized as follows:

                                                         December 31,
                                         ------------------------------------------
                                            2001            2000            1999
                                         ----------      ----------      ----------
Land ..............................      $  134,750      $  134,750      $  134,750
Buildings .........................       3,700,383       3,164,931       2,970,234
Furniture and Equipment ...........       2,736,018       2,397,825       2,237,763
                                         ----------      ----------      ----------
                                          6,571,151       5,697,506       5,342,747
Less Accumulated Depreciation .....       3,395,864       3,063,632       2,717,470
                                         ----------      ----------      ----------
      Net .........................      $3,175,287      $2,633,874      $2,625,277
                                         ==========      ==========      ==========

          Depreciation expense for 2001, 2000 and 1999 was $332,232, $346,162 and $375,543, respectively.

5.   Income Taxes.

          The components of the income tax provisions (benefits) are as follows:

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

5.   (Continued)

                                               December 31,
                               ----------------------------------------
                                  2001           2000           1999
                               ---------      ---------      ---------
Federal Provision:
     Current ............      $ 654,439      $ 709,654      $ 384,952
     Deferred ...........             --             --             --
                               ---------      ---------      ---------
                                 654,439        709,654        384,952
State Provision .........         11,398         12,333        (11,670)
                               ---------      ---------      ---------
          Total .........      $ 665,837      $ 721,987      $ 373,282
                               =========      =========      =========

          The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

                                            2001                    2000                   1999
                                     ------------------      ------------------     -------------------
                                                 % of                   % of                    % of
                                                 Pretax                 Pretax                  Pretax
                                     Amount      Income      Amount     Income      Amount      Income
                                     ------      ------      ------     ------      ------      ------
Statutory Tax Rate Federal .....      $ 663          34       $ 647          34      $ 336          34
State Income Tax ...............         11          .5          12           1        (12)         (1)
Tax Exempt Revenue .............        (40)         (2)         (2)         --         (2)         --
Provision for Loan Loss ........         11          .5          68           3         49           5
Book Loss-Sales of Sub-Stock ...         20           1          --          --         --          --
Other (Net) ....................          1          --          (3)         --          2          --
                                      -----       -----       -----      -----       -----       -----
       Total ...................      $ 666          34       $ 722         38       $ 373          38
                                      =====       =====       =====      =====       =====       =====

6.   Service Commitments.

          Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 2001, 2000 and 1999 were $494,599, $240,598 and $210,804, respectively.

7.   Other Real Estate.

          Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for which the underlying collateral is real estate.

          For 1999, sales of other real estate resulted in a gain of $24,541.

          During 2000, other real estate was sold at a gain of $2,728.

          Sales of other real estate in 2001 resulted in no gain or loss.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

8.   Certificates of Deposit.

          The Bank had time certificates of deposit in amounts of $100,000 or more amounting to $22,888,052 and $23,308,289 at December 31, 2001 and 2000, respectively. Interest expense for the years ended December 31, 2001, 2000 and 1999 on this type of deposit was $972,324, $1,262,692, and $890,921, respectively.

          The deposits by time remaining until maturity were (dollars in thousands).

               3 Months or Less                $  8,011
               3 to 6 Months                      7,031
               6 to 12 Months                     5,535
               Over 12 Months                     2,311
                                               --------
                                               $ 22,888
                                               ========

9.   Regulatory Matters.

          The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2001, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,100,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 2001, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's estimated ratios at December 31, 2001 were $14.67% and 15.93%, respectively. The Bank's estimated Tier 1 leverage ratio at December 31, 2001 was 8.30%. The minimum required leverage ratio for the Bank at December 31, 2001, was 3.00%.


10.  Supplemental Cash Flow Information

          In 2001 and 2000, the Bank recorded amounts of other real estate acquired through foreclosure of $328,416 and $37,716. Of total sales of other real estate during 2001 and 2000, $99,125 and $30,493 of the purchase price was financed by the Bank, taking the other real estate as security. Loans charged off due to foreclosure transactions in 2001, 2000 and 1999 amounted to $328,416, $37,716 and $138,704. These noncash transactions have been excluded from the consolidated statement of cash flows.


11.  Financial Position and Results of Operations - Republic Corporation.

          The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                  Balance Sheet

(Note 11 Continued)
December 31                                                            2001               2000
                                                                   ------------       ------------
Assets
Cash in Bank ................................................      $     62,076       $     44,407
Investment in Subsidiary - Equity Method ....................        14,888,514         13,659,546
Vehicles and Equipment (Net) ................................                --                 --
Receivable - Due from Subsidiary ............................            23,312             25,100
Other Assets ................................................            56,604             56,604
                                                                   ------------       ------------
      Total Assets ..........................................        15,030,506         13,785,657
                                                                   ============       ============
Liabilities .................................................                --                 --
                                                                   ------------       ------------
Stockholders' Equity

Common Stock, par Value $1.00; Authorized 750,000 Shares,
   Issued 356,844 Shares Including Stock Held in Treasury
   of 23,119 and 23,119 for 2001 and 2000, Respectively .....           356,844            356,844

Additional Paid in Capital ..................................           234,931            234,931
Less Cost of Treasury Stock (23,119 Shares
   at 12-31-01, 23,119 Shares at 12-31-00) ..................           (91,303)           (91,303)
                                                                   ------------       ------------
      Total Contributed Capital .............................           500,472            500,472
                                                                   ------------       ------------
Retained Earnings ...........................................        14,530,034         13,285,185
                                                                   ------------       ------------
   Total Stockholders' Equity ...............................        15,030,506         13,785,657
                                                                   ------------       ------------
   Total Liabilities and Stockholders' Equity ...............      $ 15,030,506       $ 13,785,657
                                                                   ============       ============

                            THE REPUBLIC CORPORATION
                               Statement of Income

(Note 11 Continued)
Year Ended December 31                                                    2001              2000              1999
                                                                       -----------       -----------       -----------
Income

Investment Income in Subsidiary
   Dividends Received from
      Subsidiary Bank ...........................................      $    54,460       $    54,740       $    54,740
      Other Income ..............................................               --                --                --
                                                                       -----------       -----------       -----------
      Total Income ..............................................           54,740            54,740            54,740
                                                                       -----------       -----------       -----------
Expenses

Salaries and Employee Benefits ..................................           51,073            54,814            51,073
Loss on Sale of Subsidiary Stock ................................           57,639                --                --
Depreciation ....................................................               --                --                --
Examination and Legal Fees ......................................            8,100             7,700            11,115
Miscellaneous....................................................            2,194                --                --
Office ..........................................................            6,384             6,643             4,035
Taxes ...........................................................            4,140             4,544             4,140
Travel ..........................................................               --                --                --
                                                                       -----------       -----------       -----------
   Total Expenses ...............................................          129,530            73,701            70,363
                                                                       -----------       -----------       -----------
Income (Loss) Before Equity in
   Undistributed Net Income of Subsidiary .......................          (75,070)          (18,961)          (15,623)
      Less Applicable Income (Taxes) Benefit ....................           23,312            25,100            23,900
                                                                       -----------       -----------       -----------
                                                                            51,758             6,139             8,277
Equity in Undistributed Net Income
   (Loss) of Subsidiary .........................................        1,296,607         1,147,231           590,771
                                                                       -----------       -----------       -----------
   Net Income (Loss) ............................................      $ 1,244,849       $ 1,153,370       $   599,048
                                                                       ===========       ===========       ===========
Earnings Per Share
   Weighted Average Number of
      Shares Outstanding ........................................          333,725           333,725           333,725
                                                                       ===========       ===========       ===========
   Net Income (Loss) per Common Share ...........................      $      3.73       $      3.46       $      1.80
                                                                       ===========       ===========       ===========

                            THE REPUBLIC CORPORATION
                             Statement of Cash Flows


(Note 11 Continued)
Year Ended December 31                                     2001              2000              1999
                                                        -----------       -----------       -----------
Cash Flows From Operating Activities:

Net Income .......................................      $ 1,244,849       $ 1,153,370       $   599,048
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
   Loss on Sale of Subsidiary Stock ..............           57,639                --                --
   Depreciation ..................................               --                --                --
   Dividends Received - Subsidiary ...............          (54,460)          (54,740)          (54,740)
   (Increase) in Investment in
      Subsidiary-Held on the Equity Method .......       (1,296,607)       (1,147,231)         (590,771)
   (Increase) Decrease in Receivable
      from Subsidiary-Income
      Tax Benefit ................................            1,788            (1,200)           (2,000)
      Increase (Decrease) in Current
      Liabilities ................................               --                --                --
                                                        -----------       -----------       -----------
Net Cash (Used In) Operating Activities ..........          (46,791)          (49,801)          (48,463)
                                                        -----------       -----------       -----------
Cash Flows From Investing Activities-
   Sale of Subsidiary Stock ......................           10,000                --                --
   Dividends Received ............................           54,460            54,740            54,740
                                                        -----------       -----------       -----------
                                                             64,460            54,740            54,740
                                                        -----------       -----------       -----------
Cash Flows From Financing Activities-
   Purchase of Treasury Stock ....................               --                --                --
                                                        -----------       -----------       -----------
   Net Increase (Decrease) in Cash ...............           17,669             4,939             6,277
Cash - Beginning of Year .........................           44,407            39,468            33,191
                                                        -----------       -----------       -----------
Cash - End of Year ...............................      $    62,076       $    44,407       $    39,468
                                                        ===========       ===========       ===========
Supplemental Disclosures of Cash
Flow Information:
   Cash Paid for Interest ........................               --                --                --
                                                        ===========       ===========       ===========
   Cash Paid for Income Taxes ....................               --                --                --
                                                        ===========       ===========       ===========


                            THE REPUBLIC CORPORATION
                  Statement of Changes in Stockholders' Equity

(Note 11 Continued)
For the Three                                           Additional                           Total
Years Ended                              Capital         Paid in          Treasury        Contributed       Retained
                                          Stock          Capital           Stock            Capital          Earnings
                                      -----------      -----------      -----------       -----------      -----------
Balance at December 31, 1998 ...      $   356,844      $   234,931      $   (91,303)      $   500,472      $11,532,767*

Net Income .....................               --               --               --                --          599,048

Additions to Treasury Stock ....               --               --               --                --               --
                                      -----------      -----------      -----------       -----------      -----------
Balance at December 31, 1999 ...      $   356,844      $   234,931      $   (91,303)      $   500,472      $12,131,815*

Net Income .....................               --               --               --                --        1,153,370

Additions to Treasury Stock ....               --               --               --                --               --
                                      -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2000 ...      $   356,844      $   234,931      $   (91,303)      $   500,472      $13,285,185*

Net Income .....................               --               --               --                --        1,244,849

Additions to Treasury Stock ....               --               --               --                --               --
                                      -----------      -----------      -----------       -----------      -----------
Balance at December 31, 2001 ...      $   356,844      $   234,931      $   (91,303)      $   500,472      $14,530,034*
                                      ===========      ===========      ===========       ===========      ===========

     *On December 31, 1998, 1999, 2000 and 2001 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $10,703,465, $11,294,236, $12,441,467 and $13,674,435,
respectively.

12.  Contingent Liabilities and Commitments.

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 2001, is as follows:

     Commitments to extend credit                  $ 4,311,000
     Standby letters of credit                         414,000

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

13.  Disclosures about the Fair Value of Financial Instruments

     The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Bank using available market information and valuation methodologies. The fair value estimates presented are not necessarily indicative of the amounts the company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts. SFAS No. 107 excludes certain financial instruments and all non-financial instruments including intangible assets from its disclosure requirements. Therefore, the aggregate fair value amounts presented herein are not indicative of the underlying value of the Bank.

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

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

     -    LOANS

          The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 2001, these loans do not significantly impact the fair value of loans.

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

          The estimated fair value of the Bank's financial instruments is as follows:

                                               December  31,  2001
                                              -----------------------
                                              Carrying        Fair
                                               Amount         Value
                                              --------      --------
                                                   (In Thousands)
Financial assets:
       Cash and Due From Banks .........      $  6,741      $  6,741
       Held-to-Maturity Securities .....        32,639        33,037
       Other Securities ................            24            24
       Federal Funds Sold ..............        21,975        21,975
       Loans, Net of Allowance .........       111,678       112,391
Financial Liabilities:
       Deposits ........................       161,644       161,826

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.  (Continued)

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

14.  Selected Quarterly Financial Data (in thousands except per share data)

                                                      2001                                            2000
                                   ------------------------------------------      ------------------------------------------
                                   Fourth      Third       Second      First       Fourth      Third       Second      First
                                   ------      ------      ------      ------      ------      ------      ------      ------
Net Interest Income                $1,916      $1,783      $1,700      $1,660      $1,796      $1,581      $1,493      $1,322

Provision for Loan Losses             109          87          38          48          30          50         113         121

Non-Interest Income                   133         173         337         210         170         221         247         187

Operating Expense                   1,642       1,411       1,337       1,292       1,315       1,124       1,168       1,193

Net Income                            207         310         415         313         388         353         289         123

Earnings per Share                 $  .62      $  .93      $ 1.24      $  .94      $ 1.17      $ 1.06      $  .86      $  .37


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

                              TERM OF        PRINCIPAL OCCUPATIONS FOR THE
NAME AND TITLE           AGE  OFFICE                  LAST FIVE YEARS
--------------           ---  -------        -------------------------------
Catherine G. Eisemann    75   38 Years       Catherine G. Eisemann has been a Director of The Republic
                                             Corporation for 38 years. Mrs. Eisemann was elected President of
                                             The Republic Corporation and began serving December 11, 1981.

J.E. Eisemann, IV        54   25 Years       J.E. Eisemann, IV has served as a Director on The Republic
                                             Corporation Board for 25 years. Mr. Eisemann has been the
                                             Vice-President and Director of the Subsidiary Bank for
                                             approximately 24 years. Mr. Eisemann has served as the Chairman of the Board of The Republic Corporation and Chairman of the
                                             Board for the Subsidiary Bank for approximately 20 years.

Roger Dean Eisemann      47   19 Years       Roger Dean Eisemann was elected Secretary and began serving as a director of The Republic Corporation in July, 1982.

     J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11. Executive Compensation.

                EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                  --------------------------------------
Name & Principal Position                         Year          Salary          Bonus
-------------------------                         ----       -----------     -----------
J.E. Eisemann, IV Chairman of the                 2001       $83,573 (1)     $ 5,438 (2)
   Board of the Company, Vice                     2000        80,073 (1)       3,450 (2)
   President of the Company,                      1999        80,073 (1)       3,450 (2)
   Chairman of the Board & Vice
   President of the Subsidiary Bank

Catherine Eisemann President of the               2001       $30,000             -0-
   Company                                        2000        30,000             -0-
                                                  1999        30,000             -0-

                                   Restricted      Stock
                                     Stock        Options/         LTIP          All Other
Name & Principal Position            Awards       Sars(#)        Payouts($)     Compensation
-------------------------          ----------     --------       ----------     ------------
J.E. Eisemann, IV                      -0-          -0-             -0-             -0-
   Chairman of the Board               -0-          -0-             -0-             -0-
   of the Company, Vice                -0-          -0-             -0-             -0-
   President of the
   Company, Chairman of
   the Board & Vice
   President of the
   Subsidiary Bank

Catherine Eisemann                     -0-          -0-             -0-             -0-
   President of the                    -0-          -0-             -0-             -0-
   Company                             -0-          -0-             -0-             -0-

(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $8,140 in 1999 , $10,066 in 2000 and $10,422 in 2001.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $428 in 1999, $434 in 2000 and $0 in 2001.

                      STOCK OPTIONS/SAR GRANTS IN 2001-NONE
         AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 2001 AND OPTIONS/SAR
                      VALUES AS OF DECEMBER 31 2001 - NONE
                LONG-TERM INCENTIVE PLANS - AWARDS IN 2001 - NONE
                            COMPENSATION OF DIRECTORS
                     Director fees are not paid to directors
                                 of the Company.
                     EMPLOYMENT CONTRACTS AND TERMINATION OF
                         EMPLOYMENT ARRANGEMENTS - NONE
                   REPORT ON REPRICING OF OPTIONS/SARS - NONE

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

                                                                 Amount and
                                                                  Nature of           Percent
Name of                                        Title of            Beneficial            of
Person                                          Class            Ownership (1)         Class
-------                                      ------------        -------------       ----------
Catherine G. Eisemann                        Common Stock            193,702            58.0424
3350 McCue, #904
Houston, Texas  77056

Mr. J.E. Eisemann IV                         Common Stock              8,700             2.6069
1103 Victoria Square
Trinidad, Colorado  81082

Mr. R. Dean Eisemann                         Common Stock              6,500             1.9477
3738 Ella Lee Lane
Houston, Texas  77027

All directors and executive
officers as a group                          Common Stock            208,902 (2)        62.5970

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

          There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. No directors were indebted to the subsidiary bank during 2001.

                                     PART IV

ITEM 14. Exhibits, financial statement, schedules, and reports on Form 8-K.

     (a)  1.   The following financial statements and financial statement schedules are included in Part II of this report:

               Consolidated statements of the parent and subsidiary bank:

                    Accountant's Report.........................................

                    Balance Sheets as of December 31, 2001 and 2000.............

                    Statements of Income - Years Ended
                       December 31, 2001, 2000 and 1999.........................

                    Statement of Cash Flows - Years ended December 31,
                       2001, 2000 and 1999......................................

                    Statement of Changes in Stockholders' Equity-years ended
                       December 31, 2001, 2000 and 1999.........................

                    Notes to Financial Statements...............................

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

          Exhibit
            No.
          -------
             3      The Republic Corporation, Articles of Incorporation and By-Laws


          22 (a)    Subsidiary of the Registrant.

          The First National Bank in Trinidad, Colorado.
          Incorporated in Colorado

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION


/s/ J.E. Eisemann, IV         Chairman of the Board, Director,          3-8-02
--------------------------    Chief Executive Officer, Chief            ------
J.E. Eisemann, IV             Financial and Accounting Officer           Date


Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                                     Date
---------                     -----                                     ----

/s/ J.E. Eisemann, IV         Chairman of the Board, Director,          3-8-02
--------------------------    Chief Executive Officer, Chief            ------
J.E. Eisemann, IV             Financial and Accounting Officer


/s/ Catherine G. Eisemann     President of the Board and a              3-8-02
--------------------------    Director                                  ------
Catherine G. Eisemann

                            SUPPLEMENTAL INFORMATION



The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.