Form 10-Q
period 2002-03-31
REPUBLIC CORP /TX/
filed 2002-05-03
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2002          Commission File Number 0-8597


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

                                                                 YES /X/  NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.


Common Stock, $1.00 Par Value                                    Shares  356,844
-----------------------------                                            -------
                                                        Outstanding at March 31,
                                                         2002, (including 23,119
                                                         shares held as treasury
                                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                                PAGE
                                                                                ----
Part I. Financial Information

     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets
               December 31, 2001, and March 31, 2002.                             1

             Consolidated Statements of Income for the three months
               Ended March 31, 2001 and 2002.                                     2

             Consolidated Statements of Cash Flows for the three months
               Ended March 31, 2001 and 2002.                                     3

             Notes to Financial Statements                                        4

     Item 2. Management's Discussion and Analysis                               5-9

Part II. Other Information                                                       10

Signatures                                                                       11


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet


                                                                         March 31          December 31
                                                                           2002               2001
                                                                      -------------       -------------
Assets
Cash and due from banks (demand) ...............................      $   6,667,822       $   6,740,872
Investment securities:
     Held-to-maturity
          Market value at  3-31-02   32,717,361
                                     ----------
          Market value at 12-31-01   33,036,515 ................         32,599,733          32,639,115
                                     ----------
     Available-for-sale
          Market value at  3-31-02      24,000
                                     ----------
          Market value at 12-31-01      24,000 .................             24,000              24,000
                                     ----------                       -------------       -------------
                                                                      $  39,291,555       $  39,403,987

Loans ..........................................................      $ 110,903,218       $ 113,289,960
     Plus: Uncollected earned interest .........................            754,616             815,911
     Less: Allowance for losses ................................         (1,815,000)         (1,612,000)
     Net loans and other receivables ...........................        109,842,834         112,493,871
                                                                      -------------       -------------
Federal funds sold .............................................         30,050,000          21,975,000
Property, equipment and vehicles (net)  ........................          3,172,957           3,175,287
Other real estate ..............................................            317,575             254,732
Goodwill .......................................................            436,079             436,079
Other assets ...................................................            739,481             403,645
                                                                      -------------       -------------
     Total assets ..............................................      $ 183,850,481       $ 178,142,601
                                                                      -------------       -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing)  ............................      $  21,504,845       $  21,085,881
     Savings, time and demand (Interest-bearing)  ..............        145,444,527         140,557,986
                                                                      -------------       -------------
                                                                      $ 166,949,372       $ 161,643,867

Accounts payable and accrued interest payable ..................          1,053,426           1,002,190
Accrued taxes payable ..........................................            217,101              57,357
                                                                      -------------       -------------
     Total liabilities .........................................      $ 168,219,899       $ 162,703,414
                                                                      -------------       -------------
Minority Interest in Consolidated Subsidiary ...................            414,103             408,681
                                                                      -------------       -------------
Stockholders'Equity
     Common stock (par value $1; 750,000 shares authorized,
     356,844 shares issued including stock held in treasury)....      $     356,844       $     356,844
Additional paid-in capital .....................................            234,931             234,931
Less cost of treasury stock (23,119 shares at 3-31-02 and
     23,119 at 12-31-01)  ......................................            (91,303)            (91,303)
                                                                      -------------       -------------
          Total contributed capital ............................            500,472             500,472
                                                                      -------------       -------------
Retained earnings ..............................................         14,716,007          14,530,034
                                                                      -------------       -------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes)  ........................                -0-                 -0-
          Stockholders'equity ..................................      $  15,216,479       $  15,030,506
                                                                      -------------       -------------
     Total liabilities and stockholders equity .................      $ 183,850,481       $ 178,142,601
                                                                      -------------       -------------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                      Three Months Ended
                                                                  -----------------------------
                                                                   March 31          March 31
                                                                     2002              2001
                                                                  -----------       -----------
Interest Income:
     Interest and fees on loans ............................      $ 2,341,058       $ 2,593,767
     Interest on funds sold and securities
          purchased under agreement to resell ..............          105,092           105,682
     Interest and dividends on investments
          Securities of U.S. Treasury and
               government sponsored agencies ...............          358,196           519,153
          Obligations of states, political
               subdivisions and other obligations
               secured by the government ...................           29,211               -0-
                                                                  -----------       -----------
          Total interest on investments ....................          492,499           624,835
                                                                  -----------       -----------
          Total interest income ............................      $ 2,833,557       $ 3,218,602
                                                                  -----------       -----------
Interest expense:
     Interest on deposits ..................................        1,067,359         1,558,442
                                                                  -----------       -----------
          Total Interest expense ...........................        1,067,359         1,558,442
                                                                  -----------       -----------
          Net interest income ..............................        1,766,198         1,660,160
Provision for loan losses ..................................         (201,861)          (47,641)
                                                                  -----------       -----------
     Net interest income after provision for
          loan losses ......................................        1,564,337         1,612,519
Other income:
     Service charges on deposit accounts ...................           38,742            55,171
     Other service charges, commission and fees ............           92,288           140,750
     Gain on sale of securities ............................              -0-               -0-
     Net income- other real estate .........................              -0-               -0-
     Other income ..........................................           79,516            13,059
                                                                  -----------       -----------
          Total other income ...............................          210,546           208,980
                                                                  -----------       -----------
Other expenses:
     Salaries and wages ....................................          525,732           471,334
     Employee benefits .....................................          160,498           137,585
     Net occupancy expenses ................................           66,436            67,575
     Furniture and equipment expenses ......................           29,606            36,415
     Depreciation other than rental property ...............           84,147            71,104
     Net cost-other real estate ............................              -0-               -0-
     Computer service center ...............................          136,507           110,555
     FDIC-insurance ........................................           14,124            14,326
     Professional services .................................           72,201            51,701
     Advertising ...........................................           47,223            20,341
     Other operating expenses ..............................          247,964           311,821
                                                                  -----------       -----------
          Total other expenses .............................        1,384,438         1,292,757
                                                                  -----------       -----------
          Income before income taxes .......................          390,445           528,742
                                                                  -----------       -----------
     Less applicable income taxes (Current) ................          199,050           205,000
                                                                  -----------       -----------
          Income before reduction for minority interest ....          191,395           323,742
     Less minority interest income (loss) ..................            5,422            10,671
                                                                  -----------       -----------
          Net income .......................................      $   185,973       $   313,071
                                                                  -----------       -----------
          Earnings per share ...............................      $       .56       $       .94
                                                                  -----------       -----------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                           Three Months Ended
                                                                                      -------------------------------
                                                                                        March 31           March 31
                                                                                         2002                2001
                                                                                      ------------       ------------
Cash flows and operating activities:
     Net income (loss) .........................................................      $    185,973       $    313,071
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation ....................................................            84,147             71,104
               Provision for loan losses .......................................           201,861             47,641
               Amortization (accretion) of discounts and
                    Premium ....................................................            39,382           (254,171)
               Other real estate gains/net .....................................               -0-                -0-
               Investment securities gains/net .................................               -0-                -0-
               Loss on sale of subsidiary stock ................................               -0-             57,639
               Re-appraisal - other real estate ................................               -0-                -0-
               (Decrease) increase in interest payable .........................            51,236            (20,137)
               (Increase) decrease in interest receivable ......................            61,295           (186,704)
               (Increase) decrease in other assets .............................          (335,836)           (30,326)
               Increase (decrease) in other liabilities ........................           165,166            170,529
                                                                                      ------------       ------------
Total adjustments ..............................................................           267,251           (144,425)
                                                                                      ------------       ------------
Net cash provided by (used in) operating activities ............................           453,224            168,646
                                                                                      ------------       ------------
Cash flows from investing activities
     Proceeds from sales of subsidiary stock ...................................               -0-             10,000
     Proceeds from sales of investment securities ..............................               -0-                -0-
     Proceeds from maturities of investment securities .........................               -0-                -0-
     Purchase of investment securities .........................................               -0-                -0-
     Net (increase)decrease in loans made to customers .........................         2,325,038         (1,103,638)
     Capital expenditure .......................................................           (81,817)          (273,144)
     Proceeds from sale of other real estate ...................................               -0-                -0-
                                                                                      ------------       ------------
Net cash provided by (used in) investing activities ............................         2,243,221         (1,366,782)
                                                                                      ------------       ------------
Cash flows from financing activities
     Net increase (decrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit .....................         5,305,505         (5,058,508)
Purchase of treasury stock .....................................................               -0-                -0-
                                                                                      ------------       ------------
Net cash provided by (used in) financing .......................................         5,305,505         (5,058,508)
                                                                                      ------------       ------------
Net increase (decrease) in cash and cash equivalents ...........................         8,001,950         (6,256,644)
                                                                                      ------------       ------------

Cash and cash equivalents at beginning of year:
     Cash and due from banks ...................................................         6,740,872          5,813,679
     Federal funds sold ........................................................        21,975,000         10,800,000
                                                                                      ------------       ------------
Cash and cash equivalents at beginning of year .................................        28,715,872         16,613,679
                                                                                      ------------       ------------
Cash and cash equivalents at March 31
     Cash and due from banks ...................................................         6,667,822          4,982,035
     Federal funds sold ........................................................        30,050,000          5,375,000
                                                                                      ------------       ------------
Cash and cash equivalents at March 31 ..........................................      $ 36,717,822       $ 10,357,035
                                                                                      ============       ============
Supplemental disclosures of cash flow information:
     Cash paid for interest ....................................................         1,016,123          1,578,579
     Cash paid for income tax ..................................................               -0-                -0-

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 2002


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 2001. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

     Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, and similar factors, are classified as Available-for-Sale and accounted for at fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

ASSET QUALITY

     Loans placed on non-accrual as of March 31, 2002 are comparable on a percentage basis to the level which existed at year-end, 2001. A larger percentage drop in the problem loan percentage would normally follow as a result of a $250m decline in problem loans. In this case, however, total loans (more specifically total commercial real estate loans) were down significantly also and that caused the percentage drop to therefore be a modest one. (Please see Table 1 PROBLEM ASSETS).

     Unlike prior periods, the first quarter of 2002 saw a decline in total loans. The largest component of the $2,387m decline was a $1,926m decline in total commercial real estate loans, which represented 81% of the total. Loans secured by single family homes were level, an end result of substantially all of the loans of this type refinanced elsewhere being replaced by newly booked loans. ( Please see Table 2 - LOAN CONCENTRATIONS).

                             TABLE 1 PROBLEM ASSETS

(Dollars in thousands)                      March 31                    December 31
                                            --------       -------------------------------------
                                              2002           2001           2000           1999
                                            --------       --------       --------       --------
Nonaccrual loans .....................      $    757       $  1,008       $  1,076       $    837
Past-due loans (over 90 days) ........           -0-            -0-            149            -0-
Restructured loans ...................            82             81            781          1,022
                                            --------       --------       --------       --------
     Total problem loans .............      $    839       $  1,089       $  2,006       $  1,859

Foreclosed assets
     Real estate .....................           318            255             38             43
     In-substance foreclosures .......           -0-            -0-            -0-            -0-
     Other ...........................             8            -0-             17             23
                                            --------       --------       --------       --------
          Total Problem Assets .......      $  1,165       $  1,344       $  2,061       $  1,925

Total problem loans as
     a percentage of total loans .....            .8%           1.0%           1.8%           1.9%
Total problem assets as a
     percentage of total loans
     and foreclosed assets ...........           1.0%           1.2%           1.8%           2.0%

                           TABLE 2 LOAN CONCENTRATIONS

(Dollars in thousands)                      March 31             December 31
                                            --------       -----------------------
                                              2002           2001           2000
                                            --------       --------       --------
Commercial ...........................      $  7,674       $  7,424       $  7,361
Agricultural .........................         1,620          1,754          3,029
Real Estate-Construction .............         3,367          3,262          8,122
Real Estate-Mortgage .................        87,716         89,617         84,256
Installment loans to Individuals .....        10,526         11,233         11,210
                                            --------       --------       --------
     Totals ..........................      $110,903       $113,290       $113,978

SOURCES AND USES OF FUNDS

     The first quarter of 2002 was characterized by deposit growth of $5,306m and loan pay-downs of $2,325m, resulting in large part in a significant increase ($8,002m) in cash and cash equivalents. This was basically the inverse of what occurred in the prior year period and is likely a result of more competitive deposit offering rates in the current period and a significantly higher loan payoff rate in the current period as a by-product of low, secondary market mortgage rates and increased commercial loan competition in the local markets. (Please see Statement of Cash Flows, P-3).


LIQUIDITY

     The decline in loan totals and placement of all deposit growth into liquid assets has resulted in a continuance in the first quarter of 2002 of the trend which began at mid-year 2001. At March 31, 2002, the bank's holdings of cash and due from banks, readily marketable securities and federal funds sold increased to approximately 41% of total liabilities, compared with 38% at year-end 2001 and 29% at mid-year 2001. (Please see Balance Sheet, P-1).


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

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                         3-31-02 (dollars in thousands)

                                           3 MO          3-12           1-5          OVER
                                          OR LESS       MONTHS         YEARS       5 YEARS
                                          -------       ------        ------       -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X months/years)

Loans * ...........................       21,261        33,066        20,104       36,456

Federal Funds Sold ................       30,050           -0-           -0-          -0-

Taxable Securities ** .............        5,000         5,000        20,000          -0-

Municipal Bonds ...................          -0-           -0-           -0-        2,295

       TOTAL ......................       56,311        38,066        40,104       38,751


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X months/years)

Time Certificates of Deposit ......       35,615        40,608         6,728          -0-

NOW Accounts ......................        1,971           -0-           -0-          -0-

Super NOW Accounts ................       34,963           -0-           -0-          -0-

Savings Accounts ..................        9,625           -0-           -0-          -0-

MMDA Accounts .....................       15,888           -0-           -0-          -0-

       TOTAL ......................       98,062        40,608         6,728          -0-

Interest Rate Sensitivity Gap .....      (41,751)       (2,542)       33,376       38,751

Cumulative Interest Rate
       Sensitivity Gap ............      (41,751)      (44,293)      (10,917)      27,834

*    Does not include overdrawn demand deposits of $16 thousand

**   Does not include $24 thousand in Federal Reserve Bank stock

INVESTMENT SECURITIES

                                     TABLE 4

                                                     CARRYING         UNREALIZED       UNREALIZED         MARKET
                                                       VALUE            GAINS            LOSSES           VALUE
                                                     -----------      -----------      -----------      -----------
MARCH 31, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities .....................   $        --      $        --      $        --      $        --
    Other ........................................    32,599,733          117,628               --       32,717,361
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities .....................            --               --               --               --
    Other ........................................        24,000               --               --           24,000
                                                     -----------      -----------      -----------      -----------
                                                      32,623,733          117,628               --       32,741,361
                                                     -----------      -----------      -----------      -----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities .....................            --               --               --               --
    Other ........................................    32,639,115          397,400               --       33,036,515
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities .....................            --               --               --               --
    Other ........................................        24,000               --               --           24,000
                                                     -----------      -----------      -----------      -----------
                                                      32,663,115          397,400               --       33,060,515
                                                     -----------      -----------      -----------      -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities .....................            --               --               --              --
    Other ........................................    31,961,129          270,094               --      32,231,223
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities .....................            --               --               --               --
    Other ........................................        24,000               --               --           24,000
                                                     -----------      -----------      -----------      -----------
                                                     $31,985,129        $270,0949      $        --      $32,255,223
                                                     -----------      -----------      -----------      -----------

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

CAPITALIZATION:

     Due to the decline in loans, which carry higher risk weightings, and the increase in cash and cash equivalents, which carry lower risk weightings, both risk-based capital ratios increased in the first quarter of 2002. The Tier 1 leverage ratio fell in the same period because of the greater percentage growth in assets compared with the percentage growth in retained earnings. (Please see Table 5 CAPITAL)

                                TABLE 5 - CAPITAL

                                                                 *MARCH 31       DECEMBER 31
                                                                    2002            2001
                                                                  --------       -----------

Tier 1 risk-based capital
       (minimum is 4%)                                               15.06%         14.67%

Tier 1 + Tier 2 risk based capital
       (minimum is 8%)                                               16.32%         15.93%

Tier 1 leverage (minimum is 3%)                                       8.21%          8.30%

     *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The rapid and significant decline in market interest rates over the past 15 months has caused a drastic decline in both interest income and interest expense. Net interest income in the first quarter of 2002 was slightly higher ($106m) than in the year-ago period. Management of bank performance in this area will pose the greatest challenge in going forward should the Federal Reserve decide to reverse course in any fashion similar in magnitude to that which was shown during 2001. (Please see Balance Sheet, P-1 and Statement of Income, P-2).

OTHER INCOME AND EXPENSE

     A much larger ($154m) provision for loan losses in the first quarter of 2002 compared with the prior year period is an end result of the bank's decision to add reserves in recognition of current circumstances in the economy and based upon a conservative application of existing methodology to internal loan classifications. Actual net losses for the current period were slightly negative, with substantially all of the charge-offs consisting of consumer installment loans.

     Due to a significantly lower volume of loan and deposit transaction activity in the current period, all fee based income was significantly lower than in the 2001 period.

     Higher costs for employer health care, out-sourced data and item processing and higher payroll and advertising accounted for the majority of the increase in non-interest expense. (Please see Statement of Income, P-2).

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


                                        THE REPUBLIC CORPORATION



Date: May 3, 2002                       /S/ J. Ed Eisemann, IV
                                        --------------------------
                                        Chairman of the Board




Date: May 3, 2002                       /S/ Catherine G. Eisemann
                                        --------------------------
                                        Director