Form 10-Q
period 2002-06-30
REPUBLIC CORP /TX/
filed 2002-07-31
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months Ended June 30, 2002.            Commission File Number 0-8597


                            THE REPUBLIC CORPORATION

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

                                                                   YES X. NO .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002

COMMON STOCK, $1.00 PAR VALUE                                    Shares  356,844
                                                         Outstanding at June 30,
                                                         2002, (including 23,119
                                                         shares held as treasury
                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                                PAGE
Part I.   Financial Information

          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                    December 31, 2001, and June 30, 2002.                         1

                  Consolidated Statements of Income for the three months
                    and six months ended June 30, 2001 and 2002.                  2

                  Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2001 and 2002.                                 3

                  Notes to Financial Statements                                   4

          Item 2. Management's Discussion and Analysis                          5-9

Part II.  Other Information                                                      10

Signatures                                                                       11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                              June 30           December 31
                                                                               2002                 2001
                                                                           -------------       -------------
Assets
Cash and due from banks (demand) ....................................      $   5,730,283       $   6,740,872
Investment securities:
       Held-to-maturity
              Market value at  6-30-02 28,046,793
                                       ----------
              Market value at 12-31-01 33,036,515 ...................         27,557,937          32,639,115
                                       ----------
       Available-for-sale
              Market value at  6-30-02     24,000
                                       ----------
              Market value at 12-31-01     24,000 ...................             24,000              24,000
                                       ----------                          -------------       -------------
                                                                           $  33,312,220       $  39,403,987
                                                                           -------------       -------------

Loans ...............................................................        110,682,357         113,289,960
       Plus: Uncollected earned interest ............................            883,870             815,911
       Less: Allowance for losses ...................................         (1,763,000)         (1,612,000)
                                                                           -------------       -------------
       Net loans and other receivables ..............................        109,803,227         112,493,871
                                                                           -------------       -------------
Federal funds sold ..................................................         35,550,000          21,975,000
Property, equipment and vehicles (net) ..............................          3,112,065           3,175,287
Other real estate ...................................................            252,079             254,732
Goodwill ............................................................            436,079             436,079
Other assets ........................................................            534,206             403,645
                                                                           -------------       -------------
       Total assets .................................................      $ 182,999,876       $ 178,142,601
                                                                           -------------       -------------

Liabilities and Stockholders' Equity
Deposits (Domestic):
       Demand (non-interest bearing) ................................      $  20,740,342       $  21,085,881
       Savings, time and demand (Interest-bearing) ..................        144,873,064         140,557,986
                                                                           -------------       -------------
                                                                           $ 165,613,406       $ 161,643,867

Accounts payable and accrued interest payable .......................            978,408           1,002,190
Accrued taxes payable ...............................................            391,495              57,357
                                                                           -------------       -------------
       Total liabilities ............................................      $ 166,983,309       $ 162,703,414
                                                                           -------------       -------------
Minority Interest in Consolidated Subsidiary ........................            463,768             408,681
                                                                           -------------       -------------

Stockholders'Equity
       Common stock (par value $1; 750,000 shares
       authorized, 356,844 shares issued including
       stock held in treasury) ......................................            356,844             356,844
Additional paid-in capital ..........................................            234,931             234,931
Less cost of treasury stock (23,119 shares at 6-30-02 and
       23,119 at 12-31-01) ..........................................            (91,303)            (91,303)
                                                                           -------------       -------------
              Total contributed capital .............................            500,472             500,472
                                                                           -------------       -------------
Retained earnings ...................................................         15,052,327          14,530,034
                                                                           -------------       -------------
Net Unrealized Gain (Loss) on Securities
       Available-for-Sale (Net of Taxes) ............................                -0-                 -0-
              Stockholders'equity ...................................         15,030,506          15,030,506
                                                                           -------------       -------------
       Total liabilities and stockholders equity ....................      $ 182,999,876       $ 178,142,601
                                                                           =============       =============


The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                  Three Months Ended                   Six Months Ended
                                                             -----------------------------      -----------------------------
                                                               June 30           June 30          June 30         June 30
                                                                2002              2001             2002             2001
                                                             -----------       -----------      -----------      -----------
Interest Income
     Interest and fees on loans .......................      $ 2,267,411       $ 2,618,164      $ 4,608,469      $ 5,211,931
                                                             -----------       -----------      -----------      -----------
     Interest on funds sold and securities
          purchased under agreement to resell .........          153,104           170,059          258,196          275,741
     Interest and dividends on investments
          Securities of U.S. Government and
               government agencies ....................          302,442           294,604          660,638          813,757
          Obligations of states, political
               subdivisions and other obligations
               secured by the government ..............           28,410            58,517           57,621           58,517
                                                             -----------       -----------      -----------      -----------
          Total interest on investments ...............          483,956           523,180          976,455        1,148,015
                                                             -----------       -----------      -----------      -----------
          Total interest income .......................      $ 2,751,367       $ 3,141,344      $ 5,584,924      $ 6,359,946
                                                             -----------       -----------      -----------      -----------
Interest expense:
     Interest on deposits .............................        1,016,853         1,441,706        2,084,212        3,000,148
                                                             -----------       -----------      -----------      -----------
          Total Interest expense ......................        1,016,853         1,441,706        2,084,212        3,000,148
                                                             -----------       -----------      -----------      -----------
     Net interest income ..............................        1,734,514         1,699,638        3,500,712        3,359,798
Provision for loan losses .............................          (40,313)          (37,891)        (242,174)         (85,532)
                                                             -----------       -----------      -----------      -----------
     Net interest income after provision for
          loan losses .................................      $ 1,694,201       $ 1,661,747      $ 3,258,538      $ 3,274,266
                                                             -----------       -----------      -----------      -----------
  Other income:
     Service charges on deposit accounts ..............           48,917            55,393           87,659          110,564
     Other service charges, commission and fees .......          128,537           228,932          220,825          369,682
     Gain on sale of securities .......................              -0-               -0-              -0-              -0-
          Net income - other real estate ..............            2,999               -0-            2,999              -0-
     Other income .....................................          107,994            52,520          187,510           65,579
                                                             -----------       -----------      -----------      -----------
          Total other income ..........................      $   288,447       $   336,845      $   498,993      $   545,825
                                                             -----------       -----------      -----------      -----------
Other expenses:
     Salaries and wages ...............................          530,088           482,937        1,055,820          954,270
     Employee benefits ................................          119,475           115,227          279,973          252,812
     Net occupancy expenses ...........................          181,903           154,553          248,339          222,128
     Furniture and equipment expenses .................           17,832            38,765           47,438           75,180
     Depreciation .....................................           88,425            72,481          172,572          143,585
     Computer service center ..........................          148,449           104,556          284,956          215,111
     FDIC-assessment ..................................              (45)            6,666           14,079           20,992
     Professional services ............................           28,327            46,945          100,528           98,645
     Advertising ......................................           51,058            39,350           98,281           59,691
     Other operating expenses .........................          307,328           275,231          555,292          587,052
                                                             -----------       -----------      -----------      -----------
          Total other expenses ........................      $ 1,472,840       $ 1,336,711      $ 2,857,278      $ 2,629,466
                                                             -----------       -----------      -----------      -----------
          Income before income taxes ..................          509,808           661,881          900,253        1,190,625
     Less applicable income taxes (Current) ...........          161,000           234,000          360,050          439,000
                                                             -----------       -----------      -----------      -----------
          Income before reduction for minority interest          348,808           427,881          540,203          751,625
     Less minority interest income (loss) .............           12,488            12,570           17,910           23,241
                                                             -----------       -----------      -----------      -----------
          Net income ..................................      $   336,320       $   415,311      $   522,293      $   728,384
                                                             -----------       -----------      -----------      -----------
          Earnings per share ..........................      $      1.01       $      1.24      $      1.57      $      2.18
                                                             -----------       -----------      -----------      -----------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                        Six Months Ended
                                                                                   June 30             June 30
                                                                                     2002               2001
                                                                                 ------------       ------------
Cash flows and operating activities:
       Net income (loss) ..................................................      $    522,293       $    728,384
                                                                                 ------------       ------------
       Adjustments to reconcile net income to net cash
              provided by operating activities:
                    Depreciation ..........................................           172,572            143,585
                    Provision for loan losses .............................           242,174             85,532
                    Amortization (accretion) of discounts and
                         Premium ..........................................            81,178           (440,172)
                    Other real estate gains/net ...........................            (2,999)               -0-
                    Investment Securities gains/net .......................               -0-                -0-
                    Loss on sale of subsidiary stock ......................            31,377                -0-
                    Re-appraisal - other real estate ......................               -0-                -0-
                    (Decrease) increase in interest payable ...............           (23,782)          (199,228)
                    (Increase) decrease in interest receivable ............           (67,959)          (160,801)
                    (Increase) decrease in other assets ...................          (130,561)          (273,592)
                    Increase (decrease) in other liabilities ..............           352,848            498,497
                                                                                 ------------       ------------
Total adjustments .........................................................      $    654,848       $   (346,179)
                                                                                 ------------       ------------
Net cash provided by (used in) operating activities .......................      $  1,177,141       $    382,205
                                                                                 ------------       ------------
Cash flows from investing activities
       Proceeds from sales of subsidiary stock ............................             5,000             20,000
       Purchase of subsidiary stock .......................................               -0-            (10,000)
       Proceeds from maturities of investment securities ..................         5,000,000         15,000,000
       Purchase of investment securities ..................................               -0-         (5,000,000)
       Net (increase) decrease in loans made to customers .................         2,426,081         (3,683,678)
       Capital expenditure ................................................          (109,350)          (595,058)
       Proceeds from sale of other real estate ............................            96,000                -0-
                                                                                 ------------       ------------
Net cash provided by (used in) investing activities .......................      $  7,417,731       $  5,731,264
                                                                                 ------------       ------------
Cash flows from financing activities
       Net increase (decrease) in demand deposits, NOW
       account, savings accounts and certificates of deposit ..............         3,969,539           (856,672)
Purchase of treasury stock ................................................               -0-                -0-
                                                                                 ------------       ------------
Net cash provided by (used in) financing ..................................      $  3,969,539       $   (856,672)
                                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents ......................      $ 12,564,411       $  5,256,797
                                                                                 ------------       ------------

 Cash and cash equivalents at beginning of year:
       Cash and due from banks ............................................         6,740,872          5,813,679
       Federal funds sold .................................................        21,975,000         10,800,000
                                                                                 ------------       ------------
Cash and cash equivalents at beginning of year ............................      $ 28,715,872       $ 16,613,679
                                                                                 ------------       ------------
Cash and cash equivalents at June 30, 2002
       Cash and due from banks ............................................         5,730,283          4,645,476
       Federal funds sold .................................................        35,550,000         17,225,000
                                                                                 ------------       ------------
Cash and cash equivalents at June 30, 2000 ................................      $ 41,280,283       $ 21,870,476
                                                                                 ============       ============
Supplemental disclosures of cash flow information:
       Cash paid for interest .............................................         1,016,123          3,199,376
       Cash paid for income tax ...........................................           384,384            427,000


The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 2002


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

     Non-accrual loans, following a first quarter dip, continued to climb, primarily a result of delayed contract payments to a commercial borrower and the resulting past due status of this and a small number of other commercial credits. Restructured loans are higher due to renegotiated monthly payments on a small number of five figure consumer home loans and one five figure commercial loan. (Please see Table 1, PROBLEM ASSETS)

     During the first half of 2002, a period during which total loans outstanding declined $2,608m, the bank experienced an increase in loans secured by 1-4 family residences of $1,525m and a decrease in commercial real estate loans of $4,163m. During the same period, commercial and industrial loans increased $851m and consumer installment loans decreased $589m. (Please see Table 2 LOAN CONCENTRATIONS)


                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                   JUNE 30               DECEMBER 31
                                         -------      -------------------------------
                                          2002         2001         2000        1999
                                         -------      ------       ------      ------
Nonaccrual loans                         $1,244       $1,008       $1,076      $  837
Past-due loans (over 90 days)               -0-          -0-          149         -0-
Restructured loans                          199           81          781       1,022
                                         ------       ------       ------      ------
       Total problem loans               $1,443       $1,089       $2,006      $1,859
Foreclosed assets
       Real estate                          252          255           38          43
       In-substance foreclosures            -0-          -0-          -0-         -0-
       Other                                  8          -0-           17          23
                                         ------       ------       ------      ------
               Total Problem Assets      $1,703       $1,344       $2,061      $1,925
Total problem loans as
       a percentage of total loans          1.3%         1.0%         1.8%        1.9%
Total problem assets as a
       percentage of total loans
       and foreclosed assets                1.5%         1.2%         1.8%        2.0%

                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                 JUNE 30            DECEMBER 31
                                      --------      ----------------------
                                        2002          2001          2000
                                      --------      --------      --------
Commercial                            $  8,275      $  7,424      $  7,361
Agricultural                             1,407         1,754         3,029
Real Estate-Construction                 3,161         3,262         8,122
Real Estate-Mortgage                    87,195        89,617        84,256
Installment loans to Individuals        10,644        11,233        11,210
                                      --------      --------      --------
       Totals                         $110,682      $113,290      $113,978

SOURCES AND USES OF FUNDS

     The first half of 2002 was characterized by deposit growth of $3,970m and a decline in loans outstanding of $2,608m. This, coupled with proceeds from a matured government agency security of $5,000m, caused a $12,564m increase in cash and cash equivalents. This is arguably in part a result of more competitive offering rates on the bank's deposit offerings than is the case with regard to offering rates on commercial real estate loans. (Please see Statement of Cash Flows, P-3)

LIQUIDITY

     The accumulation of liquidity over the past 12 months leveled off in the second quarter of 2002. At June 30, 2002, the bank's holdings of cash and due from banks, readily marketable securities and federal funds sold totaled approximately 41% of total liabilities, compared with 38% at year-end 2001 and 29% at mid-year 2001. (Please see Balance Sheet, P-1)


INTEREST RATE SENSITIVITY MANAGEMENT

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

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     6-30-02

(dollars in thousands)               3 MO          3-12          1-3          OVER
                                   OR LESS        MONTHS        YEARS        3 YEARS
                                   -------        ------        ------       -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                             15,877        31,579        17,978       44,955

Federal Funds Sold                  35,550           -0-           -0-          -0-

Taxable Securities **                  -0-         5,000        20,000          -0-

Municipal Bonds                        -0-           -0-           -0-        2,295

       TOTAL                        51,427        36,579        37,978       47,250


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit        35,541        42,860         3,758          -0-

NOW Accounts                         1,978           -0-           -0-          -0-

Super NOW Accounts                  36,370           -0-           -0-          -0-

Savings Accounts                     9,880           -0-           -0-          -0-

MMDA Accounts                       15,166           -0-           -0-          -0-

       TOTAL                        98,935        42,860         3,758          -0-

Interest Rate Sensitivity Gap      (47,508)       (6,281)       34,220       47,250

Cumulative Interest Rate
       Sensitivity Gap             (47,508)      (53,789)      (19,569)      27,681


*  Does not include overdrawn demand deposits of $17 thousand

** Does not include $24 thousand in Federal Reserve Bank stock

INVESTMENT SECURITIES
                                  TABLE 4

                                                 CARRYING         UNREALIZED      UNREALIZED         MARKET
(dollars in thousands)                            VALUE              GAINS          LOSSES            VALUE
                                               ------------      ------------     ----------       -----------
JUNE 30, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities                             --                --             --                --
    Other                                        27,557,937           488,856             --        28,046,793
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --                --             --                --
    Other                                            24,000                --             --            24,000
                                               ------------      ------------     ----------       -----------
                                                 27,581,937           488,856             --        28,070,793
                                               ------------      ------------     ----------       -----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities                             --                --             --                --
    Other                                        32,639,115           397,400             --        33,036,515
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --                --             --                --
    Other                                            24,000                --             --            24,000
                                               ------------      ------------     ----------       -----------
                                                 32,663,115           397,400             --        33,060,515
                                               ------------      ------------     ----------       -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities                             --                --             --                --
    Other                                        31,961,129           270,094             --        32,231,223
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                             --                --             --                --
    Other                                            24,000                --             --            24,000
                                               ------------      ------------     ----------       -----------
                                                 31,985,129           270,094             --        32,255,223
                                               ------------      ------------     ----------       -----------

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

CAPITALIZATION:

     The decline in total loans, together with the shift away from commercial real estate and the increase in outstanding home loans, has caused a significant increase in both risk-based capital ratios during the first half of 2002. The increase in the leverage ratio during the same period was more modest and was a by-product of the percentage growth in retained earnings exceeding the percentage growth in assets. (Please see Table 5 CAPITAL)


                                Table 5 - CAPITAL

                                           *JUNE 30   DECEMBER
                                            2002        2001
                                          --------    --------
Tier 1 risk-based capital
       (minimum is 4%)                     15.71%      14.67%

Tier 1 + Tier 2 risk based capital
       (minimum is 8%)                     16.97%      15.93%

Tier 1 leverage (minimum is 3%)             8.47%       8.30%
           *ESTIMATE

RESULTS OF OPERATIONS

NET INTEREST INCOME

     All interest income and expense accounts for the first half of 2002 are lower than the corresponding figures for the prior year period, a result of declines in market interest rates to 40 year lows. The bank generated approximately $141m more in net interest income during the current six month period, an effect that is tapering due to the continued repricing in the loan portfolio. (Please see Balance Sheet, P-1 and Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     Bank results thus far in 2002 continue to be significantly influenced by the approximately $157m larger provision for loan losses compared with the first half of 2001. The larger provision was made in response to a slower economy and a conservative application of loan classification criteria to the bank's portfolio. Net losses taken thus far are approximately $91m and this total consists almost entirely of consumer installment loans.

     Non-interest income is lower in the current period due to the effect of lower transaction volume in the lending area on fee income.

     Higher costs for third party computing and item processing, advertising and marketing costs and salaries and employee benefits accounted for most of the increases in total, non interest expense in the first half of 2002. (Please see Statement of Income, P-2)

                                     PART II

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


                                        THE REPUBLIC CORPORATION



Date: July 18, 2002                     /s/ J. Ed Eisemann, IV
                                        --------------------------
                                        Chairman of the Board




Date: July 18, 2002                     /s/ Catherine G. Eisemann
                                        --------------------------
                                        Director