Form 10-Q
period 2002-09-30
REPUBLIC CORP /TX/
filed 2002-11-07
CIK 202995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended September 30, 2002.      Commission File Number 0-8597


                            THE REPUBLIC CORPORATION

Texas                                                                 74-0911766
------                                                                ----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX                               77277
--------------------------------------------                               -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002

COMMON STOCK, $1.00 PAR VALUE                                    Shares  356,844
-----------------------------                                           --------
                                                        Outstanding at Sept. 30,
                                                         2002, (excluding 23,119
                                                         shares held as treasury
                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                            PAGE
Part I. Financial Information

     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets
               December 31, 2001, and September 30, 2002.                      1

             Consolidated Statements of Income for the three months
               and nine months ended September 30, 2001 and 2002.              2

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2002.                              3

             Notes to Financial Statements                                     4

     Item 2. Management's Discussion and Analysis                            5-9

Part II. Other Information                                                    11

Signatures                                                                    12


                       REPUBLIC CORPORATION AND SUBSIDIARY
                                  Balance Sheet

                                                                               September 30         December 31
                                                                                    2002                2001
                                                                              -------------       -------------
Assets
Cash and due from banks (demand) ..........................................   $   5,835,117       $   6,740,872
Investment securities:
        Held-to-maturity
               Market value at  9-30-02 28,339,765 ........................
               Market value at 12-31-01 33,036,515 ........................      27,514,650          32,639,115
        Available-for-sale
               Market value at  9-30-02     24,000 ........................
               Market value at 12-31-01     24,000 ........................          24,000              24,000
                                                                              -------------       -------------
                                                                              $  33,373,767       $  39,403,987

Loans .....................................................................     109,793,441         113,289,960
        Plus: Uncollected earned interest .................................       1,061,808             815,911
        Less: Allowance for losses ........................................      (1,734,000)         (1,612,000)
                                                                              -------------       -------------
        Net loans and other receivables ...................................     109,121,249         112,493,871
                                                                              -------------       -------------
Federal funds sold ........................................................      42,425,000          21,975,000
Property, equipment and vehicles (net) ....................................       3,078,057           3,175,287
Other real estate .........................................................         321,837             254,732
Goodwill ..................................................................         436,079             436,079
Other assets ..............................................................         747,394             403,645
                                                                              -------------       -------------
        Total assets ......................................................   $ 189,503,383       $ 178,142,601
                                                                              -------------       -------------
Liabilities and Stockholders' Equity
Deposits (Domestic):
        Demand (non-interest bearing) .....................................   $  23,269,415       $  21,085,881
        Savings, time and demand (Interest-bearing) .......................     148,275,305         140,557,986
                                                                              -------------       -------------
                                                                              $ 171,544,720       $ 161,643,867

Accounts payable and accrued interest payable .............................   $     927,679       $   1,002,190
Accrued taxes payable .....................................................         610,786              57,357
                                                                              -------------       -------------
        Total liabilities .................................................   $ 173,083,185       $ 162,703,414
                                                                              -------------       -------------
Minority Interest in Consolidated Subsidiary ..............................         476,060             408,681
                                                                              -------------       -------------
Stockholders'Equity
        Common stock (par value $1; 750,000 shares authorized,
        356,844 shares issued including stock held in treasury) ...........         356,844             356,844
Additional paid-in capital ................................................         234,931             234,931
Less cost of treasury stock (23,119 shares at 9-30-02 and
        23,119 at 12-31-01) ...............................................         (91,303)            (91,303)
                                                                              -------------       -------------
               Total contributed capital ..................................         500,472             500,472
                                                                              -------------       -------------
Retained earnings .........................................................      15,443,666          14,530,034
                                                                              -------------       -------------
Net Unrealized Gain (Loss) on Securities
        Available-for-Sale (Net of Taxes) .................................             -0-                 -0-
               Stockholders'equity ........................................      15,944,138          15,030,506
                                                                              -------------       -------------
        Total liabilities and stockholders equity .........................   $ 189,503,383       $ 178,142,601
                                                                              -------------       -------------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                               Statement of Income

                                                                       Three Months Ended                   Nine Months Ended
                                                                  -----------------------------       ----------------------------
                                                                    Sept. 30         Sept. 30           Sept. 30         Sept. 30
                                                                      2002             2001              2002             2001
                                                                  -----------       -----------       -----------      -----------
Interest Income
      Interest and fees on loans ...........................      $ 2,240,494       $ 2,676,088       $ 6,848,963      $ 7,888,019
                                                                  -----------       -----------       -----------      -----------
      Interest on funds sold and securities
           purchased under agreement to resell .............          179,135           202,279           437,331          478,020
      Interest and dividends on investments
           Securities of U.S. Government and
                government agencies ........................          273,219           324,388           933,857        1,138,145
           Obligations of states, political
                subdivisions and other obligations
                secured by the government ..................           29,211            29,262            86,832           87,779
                                                                  -----------       -----------       -----------      -----------
           Total interest on investments ...................          481,565           555,929         1,458,020        1,703,944
                                                                  -----------       -----------       -----------      -----------
           Total interest income ...........................        2,722,059         3,232,017         8,306,983        9,591,963
                                                                  -----------       -----------       -----------      -----------
Interest expense:
      Interest on deposits .................................          942,073         1,449,193         3,026,285        4,449,341
                                                                  -----------       -----------       -----------      -----------
           Total Interest expense ..........................          942,073         1,449,193         3,026,285        4,449,341
                                                                  -----------       -----------       -----------      -----------
      Net interest income ..................................        1,779,986         1,782,824         5,280,698        5,142,622
Provision for loan losses ..................................          (69,602)          (86,840)         (311,776)        (172,372)
                                                                  -----------       -----------       -----------      -----------
      Net interest income after provision for
           loan losses .....................................        1,710,384         1,695,984         4,968,922        4,970,250
                                                                  -----------       -----------       -----------      -----------
  Other income:
      Service charges on deposit accounts ..................           48,794            54,972           136,453          165,536
      Other service charges, commission and fees ...........          130,216            78,786           351,041          448,468
      Gain on sale of securities ...........................              -0-               -0-               -0-              -0-
           Net income - other real estate ..................              (37)              -0-             2,962              -0-
      Other income .........................................           75,250            39,631           262,760          105,210
                                                                  -----------       -----------       -----------      -----------
           Total other income ..............................          254,223           173,389           753,216          719,214
                                                                  -----------       -----------       -----------      -----------
Other expenses:
      Salaries and wages ...................................          534,744           526,761         1,590,564        1,481,031
      Employee benefits ....................................          119,425           129,549           399,398          382,361
      Net occupancy expenses ...............................           61,453            90,866           309,792          312,994
      Furniture and equipment expenses .....................           34,897            43,607            82,335          118,787
      Depreciation other than rental property ..............           87,998            88,124           260,570          231,709
      Net cost-other real estate ...........................              -0-               -0-               -0-              -0-
      Computer service center ..............................          131,613           136,645           416,569          351,756
      FDIC-insurance .......................................           13,888             6,687            27,967           27,679
      Professional services ................................           49,603            42,950           150,131          141,595
      Advertising ..........................................           45,742            54,923           144,023          114,614

      Other operating expenses .............................          275,612           290,738           830,904          877,790
                                                                  -----------       -----------       -----------      -----------
           Total other expenses ............................        1,354,975         1,410,850         4,212,253        4,040,316
                                                                  -----------       -----------       -----------      -----------
           Income before income taxes ......................          609,632           458,523         1,509,885        1,649,148
  Less applicable income taxes (Current) ...................          206,000           140,000           566,050          579,000
                                                                  -----------       -----------       -----------      -----------
           Income before reduction for minority interest ...          403,632           318,523           943,835        1,070,148
      Less minority interest income (loss) .................           12,293             8,653            30,203           31,894
                                                                  -----------       -----------       -----------      -----------
           Net income ......................................      $   391,339       $   309,870       $   913,632      $ 1,038,254
                                                                  -----------       -----------       -----------      -----------
           Earnings per share ..............................      $      1.17       $       .93       $      2.74      $      3.11
                                                                  -----------       -----------       -----------      -----------

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                             Statement of Cash Flows

                                                                                 Nine  Months Ended
                                                                          -------------------------------
                                                                            Sept. 30           Sept. 30
                                                                              2002               2001
                                                                          ------------       ------------
Cash flows and operating activities:
        Net income (loss) ..........................................      $    913,632       $  1,038,254
        Adjustments to reconcile net income to net cash
               provided by operating activities:
                      Depreciation .................................           260,570            231,709
                      Provision for loan losses ....................           311,776            172,372
                      Amortization (accretion) of discounts and
                           Premium .................................           124,465           (545,888)
                      Other real estate gains (loss)/net ...........            (2,962)               -0-
                      Investment securities gains/net ..............               -0-                -0-
                      Loss of sale on subsidiary stock .............            31,377             57,639
                      Re-appraisal - other real estate .............               -0-                -0-
                      (Decrease) increase in interest payable ......           (74,511)          (424,803)
                      (Increase) decrease in interest receivable ...          (245,897)          (606,065)
                      (Increase) decrease in other assets ..........          (343,749)          (463,460)
                      Increase (decrease) in other liabilities .....           584,431            593,813
                                                                          ------------       ------------
Total adjustments ..................................................           645,500           (984,683)
                                                                          ------------       ------------
Net cash provided by (used in) operating activities ................         1,559,132             53,571
                                                                          ------------       ------------
Cash flows from investing activities
        Proceeds from sales of subsidiary stock ....................             5,000             10,000
        Purchase of subsidiary stock ...............................               -0-                -0-
        Proceeds from maturities of investment securities ..........         5,000,000         15,000,000
        Purchase of investment securities ..........................               -0-        (10,000,000)
        Net (increase) decrease in loans made to customers .........         3,146,600         (2,557,143)
        Capital expenditure ........................................          (163,340)          (829,771)
        Proceeds from sale of other real estate ....................            96,000                -0-
                                                                          ------------       ------------
Net cash provided by (used in) investing activities ................         8,084,260          1,623,086
                                                                          ------------       ------------
Cash flows from financing activities
        Net increase (decrease) in demand deposits, NOW
        account, savings accounts and certificates of deposit ......         9,900,853         12,152,702
     Purchase of treasury stock ....................................               -0-                -0-
                                                                          ------------       ------------
Net cash provided by (used in) financing activities ................         9,900,853         12,152,702
                                                                          ------------       ------------
Net increase (decrease) in cash and cash equivalents ...............        19,544,245         13,829,359
                                                                          ------------       ------------

 Cash and cash equivalents at beginning of year:
        Cash and due from banks ....................................         6,740,872          5,813,679
        Federal funds sold .........................................        21,975,000         10,800,000
                                                                          ------------       ------------
Cash and cash equivalents at beginning of year .....................        28,715,872         16,613,679
                                                                          ============       ============
Cash and cash equivalents at Sept. 30, 2002
        Cash and due from banks ....................................         5,835,117          5,693,038
        Federal funds sold .........................................        42,425,000         24,750,000
                                                                          ------------       ------------
Cash and cash equivalents at Sept. 30, 2002 ........................      $ 48,260,117       $ 30,443,038
                                                                          ============       ============
Supplemental disclosures of cash flow information:
        Cash paid for interest .....................................         3,105,565          4,874,144
        Cash paid for income tax ...................................           608,000            584,210

The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                               September 30, 2002


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION


ASSET QUALITY

     Loans placed on non-accrual are up significantly from the year-end, 2001 level, a result of past due status and associated economic difficulties related to two low six figure loans together with a larger number of smaller credits. Presently, approximately 37% of the total is contractually past due 30 days or more, the remainder paying as agreed or past due to a lesser extent. Most typically, the bank collects interest on a cash basis when payments are received on non-accrual loans and they are only placed back on accrual status when the outlook has materially improved and payments have been made as agreed for at least two quarters.

     The restructured total consists of 11 smaller consumer loans which presently have modified terms necessitated by financial difficulty. (Please see Table 1, PROBLEM ASSETS)

     Slowing loan demand and an accelerating refinancing trend have caused a year-to-date reduction in total loans of $3,485m. During the same time frame, commercial real estate loans fell $6,263m, 1-4 family home loans increased $2,022m, commercial and industrial loans increased $1,138m and installment loans fell $610m. (Please see Table 2, LOAN CONCENTRATIONS)


                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                     September  30              December 31
                                           -------------   --------------------------------
                                               2002         2001         2000         1999
                                              ------       ------       ------       ------
Nonaccrual loans .......................      $1,883       $1,008       $1,076       $  837
Past-due loans (over 90 days) ..........         -0-          -0-          149          -0-
Restructured loans .....................          99           81          781        1,022
                                              ------       ------       ------       ------
        Total problem loans ............      $1,982       $1,089       $2,006       $1,859
Foreclosed assets
        Real estate ....................         322          255           38           43
        In-substance foreclosures ......         -0-          -0-          -0-          -0-
        Other ..........................         -0-          -0-           17           23
                                              ------       ------       ------       ------
                Total Problem Assets ...      $2,304       $1,344       $2,061       $1,925
Total problem loans as
         a percentage of total loans ...         1.8%         1.0%         1.8%         1.9%
        Total problem assets as a
         percentage of total loans
         and foreclosed assets .........         2.1%         1.2%         1.8%         2.0%


                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                      September 30          December 31
                                                2001          2001         2000
                                            -------------   --------     --------
Commercial .............................      $  8,562      $  7,424     $  7,361
Agricultural ...........................         1,292         1,754        3,029
Real Estate-Construction ...............         3,588         3,262        8,122
Real Estate-Mortgage ...................        83,739        89,617       84,256
Installment loans to Individuals .......        10,612        11,233       11,210
                                              --------      --------     --------
        Totals .........................      $109,793      $113,290     $113,978

SOURCES AND USES OF FUNDS

     2002 has been characterized by a significant accumulation of cash and cash equivalents. The combined effect of money generated from operations, maturing investments, loan payoffs, and increasing deposits resulted in an increase of $19,544,245 in cash and cash equivalents. This compares with an increase of $13,829,359 in the prior year period. (Please see Statement of Cash Flows, P-3)


LIQUIDITY

     The accumulation of cash equivalents has caused a direct and significant increase in the bank's ability to respond to withdrawal and loan requests. At September 30, 2002, the bank's holdings of cash and due from banks, readily marketable securities and federal funds sold totaled approximately 44% of total liabilities. This contrasts with 38% at year-end, 2001, and 35% at the end of the year-ago period. (Please see Balance Sheet, P-1)

INTEREST RATE SENSITIVITY MANAGEMENT

     In the ordinary course of business, the company is exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. Based on current repricing structure, it is anticipated that the company has sufficient tools in place to minimize or eliminate any adverse earning impact caused by interest rate change. The company does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices of prices of equity securities. (Please see Repricing Schedule, P-7 and Investment Securities, P-8)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     9-30-02

                                           3 MO          3-12          1-3           OVER
(dollars in thousands)                    OR LESS       MONTHS        YEARS        3 YEARS
                                          -------       ------        -----        -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans * ...........................       13,539        30,493        14,741       50,905

Federal Funds Sold ................       42,425           -0-           -0-          -0-

Taxable Securities ** .............        5,000         5,000        15,000          -0-

Municipal Bonds ...................          -0-           -0-           -0-        2,295

        TOTAL .....................       60,964        35,493        29,741       53,200


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit ......       35,095        43,760         5,601          -0-

NOW Accounts ......................        1,856           -0-           -0-          -0-

Super NOW Accounts ................       34,529           -0-           -0-          -0-

Savings Accounts ..................        9,858           -0-           -0-          -0-

MMDA Accounts .....................       17,573           -0-           -0-          -0-

        TOTAL .....................       98,911        43,760         5,601          -0-

Interest Rate Sensitivity Gap .....      (37,947)       (8,267)       24,140       53,200

Cumulative Interest Rate
        Sensitivity Gap ...........      (37,947)      (46,214)      (22,074)      31,126


* Does not include overdrawn demand deposits of $13 thousand or $103 thousand in overdraft loans

**   Does not include $24 thousand in Federal Reserve Bank stock

INVESTMENT SECURITIES

                                     TABLE 4

                                               CARRYING       UNREALIZED      UNREALIZED        MARKET
                                                VALUE           GAINS           LOSSES          VALUE
                                              ----------      ----------      ----------      ----------
SEPTEMBER  30, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities ...........              --              --              --              --
    Other ..............................      27,514,650         825,115              --      28,339,765
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities ...........              --              --              --              --
    Other ..............................          24,000              --              --          24,000
                                              ----------      ----------      ----------      ----------
                                              27,538,650         825,115              --      28,363,765
                                              ----------      ----------      ----------      ----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities ...........              --              --              --              --
    Other ..............................      32,639,115         397,400              --      33,036,515
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities ...........              --              --              --              --
    Other ..............................              --              --              --          24,000
                                              ----------      ----------      ----------      ----------
                                              32,663,115         397,400              --      33,060,515
                                              ----------      ----------      ----------      ----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities ...........              --              --              --
    Other ..............................      31,961,129         270,094              --      31,231,223
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities ...........              --              --              --              --
    Other ..............................          24,000              --              --          24,000
                                              ----------      ----------      ----------      ----------
                                              31,985,129         270,094              --      32,255,223
                                              ----------      ----------      ----------      ----------

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

CAPITALIZATION:

     The decline in high risk assets, i.e. payoffs of loans other than home loans, together with the placement of those funds and all funds from deposit growth into lower risk assets, i.e. Federal Funds sold and home loans, has caused a material increase in risk-based capital ratios. The increase in the Tier 1 leverage ratio was more modest and was a result of retained earnings growth keeping pace with average asset growth. (Please see Table 5, CAPITAL)


                                TABLE 5 - CAPITAL

                                              *September 30       December 31
                                                  2001               2002
                                              -------------       -----------
Tier 1 risk-based capital
        (minimum is 4%)                         16.04%             14.67%

Tier 1 + Tier 2 risk based capital
        (minimum is 8%)                         17.29%             15.93%

Tier 1 leverage (minimum is 3%)                  8.48%              8.30%
        *ESTIMATE


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income in both of the current three and nine month periods are comparable with the 2001 periods. Continual downward adjustments to funding cost has been and will likely continue to be the primary near term method of adapting to downward loan repricing and investment maturities. This will, at best, result in a continuation of the current level of performance. A significantly better level of performance awaits either a more attractive yield curve in the money markets or a material increase in loan demand. (Please see Statement of Income, P-2)

OTHER INCOME AND EXPENSE

     The bank's year-to-date performance in 2002 continues to show the negative effect of a $140m higher year- to-date provision for loan losses. This is a by-product of higher levels of nonperforming loans, a slower economy compared with 2001 and conservative classification criteria within the bank. Year-to-date net losses for 2002 stand at $189m, compared with $171m in the 2001 period.

     Fee increases that began to have an effect in the third quarter of 2002 will offset the effect of lower 2002 transaction volume, which had held back fee based revenue growth in the first half.

     Efficiencies realized in the third quarter of 2002 are helping to bring year-to-date expenses more in line with 2001 levels. Lower transaction volume, a phenomenon tied to a slowing economy, is also partially responsible for the modest increase in expenses over 2001 levels. (Please see Statement of Income, P-2)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

     Estimates and forward-looking statements are included in this discussion and as such are subject to certain risks, uncertainties and assumptions. These statements are based on current financial and economic data and management's expectations for the future. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of the customer to repay loans, consumer saving habits, employment cost and interest rate changes.

CERTIFICATION

     I have reviewed this report, and based upon my knowledge, the report does not contain any untrue statement of a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition and results of operations of The Republic Corporation and it's subsidiary, The First National Bank in Trinidad, as of September 30, 2002 and for the periods presented in the report. I am responsible for establishing and maintaining disclosure controls and procedures for the Republic Corporation and it's subsidiary, The First National Bank in Trinidad. I have designed these controls and procedures to ensure that material information is made known to me, particularly during the period in which this report is being prepared. I have evaluated the effectiveness these disclosure controls and procedures as of a date within 90 days preceding the date of this report. I have presented in the report my conclusions about their effectiveness based upon my evaluation as of that date. I have disclosed to the company auditor and the audit committee of the board of directors all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls and any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. Ed Eisemann, IV    Chairman of the Board, Director,    September 30, 2002
----------------------    Chief Executive Officer,            ------------------
                          Financial and Accounting Officer                  Date

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


                                        THE REPUBLIC CORPORATION



Date: October 18, 2002                  /s/ J. Ed Eisemann, IV
                                        --------------------------
                                        Chairman of the Board




Date: October 18, 2002                  /s/ Catherine G. Eisemann
                                        --------------------------
                                        Director