Form 10-K
period 2002-12-31
REPUBLIC CORP /TX/
filed 2003-03-21
CIK 202995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-8597

THE REPUBLIC CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS	74-0911766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5340 Weslayan, P.O. Box 270462
Houston, Texas	77277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 993-9200

                Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

                Securities registered pursuant to Section 12(g) of the Act:

750,000 shares Common Stock, par value $1.00 per share, of which 356,844 are outstanding, including 23,119 held in treasury.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value for the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$624,115 as of June 30, 2002

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REPUBLIC CORPORATION

FORM 10-K

IMPORTANT TERMS

“Registrant” - THE REPUBLIC CORPORATION, a Texas Corporation whose sole purpose is the holding and managing of The First National Bank in Trinidad.

“Bank” - The First National Bank in Trinidad is a commercial bank located in Trinidad, Colorado and Walsenburg, Colorado, also referred to as the “Subsidiary Bank”.

“FRB” - The Board of Governors of the Federal Reserve System, the Agency which has responsibility for administering the Bank Holding Company Act of 1956, as amended.

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

Supervision and Regulation.  THE REGISTRANT is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Act”), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the “Board”).  Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking.  The Registrant must obtain approval of the Board before acquiring control of a bank or acquiring more than 5 percent of the outstanding voting shares of a company engaged in a “bank-related” business.  Under the Act and state laws, the Registrant is subject to certain restrictions as to states in which the Registrant can acquire a bank.  National banks are subject to the supervision of, and are examined by the Comptroller of the Currency.  State banks are subject to the supervision of the regulatory authorities of the states in which they are located.  The subsidiary bank of the Registrant is a member of the Federal Deposit Insurance Corporation, and as such is subject to examination thereby.  In private, the primary federal regulator makes regular examinations of the subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators.  Areas subject to regulation by federal and state authorities include the allowance for credit losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches and other aspects of operations.

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

Consumer Services.  The Bank provides a diverse range of personal services to individuals including savings and time deposit accounts, installment lending, debit cards, checking accounts, N.O.W. accounts, mortgage loans, safe deposit facilities, IRA services, money market deposit accounts, and automatic teller facilities.

Employees.  The Bank had 75 full time equivalent employees on December 31, 2002.

Competition

The Bank’s primary market area is Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities.  In this market are two other bank charters, five branch offices, and a savings and loan association.  The deposits of the Bank are larger than those of the savings and loan and larger than those of each of the other bank offices.  The Bank competes with these institutions in obtaining new deposits, making loans, and providing additional banking services.

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

I.              Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Differential

Balance Sheet Analysis

The following three tables present the consolidated monthly average balance sheet, taxable equivalent interest revenue, interest expense, and average yields and rates.

Interest income on non-taxable investment securities has been adjusted to reflect the tax benefit of tax exempt income at a marginal rate of 38% for each year presented.

Non-accruing loans are included for purposes of the analysis of interest earnings on loans.

TABLE #1

Year Ended December 31, 2002 (Dollars in Thousands)	Average Balance	Interest Rev./Exp.	Yield/ Rate

ASSETS
Investment securities:
Taxable	$26,292	$1,168	4.4%
Tax exempt	2,295	189	8.2%
Loans	110,688	9,237	8.3%
Less: Reserve for loan loss	(1,751)
Funds sold	36,194	590	1.6%
Total Earnings Assets	173,718	11,184	6.4%

Cash and due from banks	5,649
Other assets	5,387

Total Assets	$184,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing demand and money market deposits	$53,229	$785	1.5%
Savings deposits-Other	9,590	134	1.4%
Time deposits	82,733	2,946	3.6%
Total interest bearing liabilities	145,552	3,865	2.7%

Net Interest Revenue		$7,319	3.7%

Net Interest Revenue to Earning Assets			4.2%

Demand deposits (non-interest bearing)	$21,622
Other liabilities	1,456
Stockholders’ Equity	16,124
Total Liabilities and Stockholders’ Equity	$184,754

TABLE #2

Year Ended December 31, 2001 (Dollars in Thousands)	Average Balance	Interest Rev./Exp.	Yield/ Rate

ASSETS
Investment securities:
Taxable	$25,550	$1,518	5.9%
Tax exempt	2,295	189	8.2%
Loans	116,050	10,541	9.1%
Less: Reserve for loan loss	(1,607)
Funds sold	16,879	610	3.6%
Total Earning Assets	159,167	12,858	8.1%

Cash and due from banks	5,269
Other assets	5,425

Total Assets	$169,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing demand and money market deposits	$46,317	$1,403	3.0%
Savings deposits - Other	9,005	216	2.4%
Time deposits	76,097	4,108	5.4%
Total interest bearing liabilities.	131,419	5,727	4.4%

Net Interest Revenue		$7,131	3.7%

Net Interest Revenue to Earning Assets.			4.5%

Demand deposits (non-interest bearing)	$21,906
Other liabilities	1,607
Stockholders’ equity	14,929
Total Liabilities and Stockholders’ Equity	$169,861

TABLE #3

Year Ended December 31, 2000 (Dollars in Thousands)	Average Balance	Interest Rev./Exp.	Yield/ Rate

ASSETS
Investment securities:
Taxable	$27,087	$1,765	6.5%
Tax exempt	73	6	8.2%
Loans	108,445	9,615	8.9%
Less: Reserve for loan loss	(1,441)
Funds sold	21,752	1,356	6.2%
Total Earning Assets	155,916	12,742	8.2%

Cash and due from banks	4,940
Other assets	4,454

Total Assets	$165,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing demand and money market deposits	$45,091	$1,925	4.3%
Savings deposits - Other	9,037	291	3.2%
Time deposits	74,905	4,331	5.8%
Total interest bearing liabilities.	129,033	6,547	5.1%

Net Interest Revenue		$6,195	3.1%

Net Interest Revenue to Earning Assets .			4.0%

Demand deposits (non-interest bearing)	$21,487
Other liabilities	1,572
Stockholders’ equity	13,218
Total Liabilities and Stockholders’ Equity	$165,310

The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

TABLE #4

	2002 vs 2001			2001 vs 2000
	Yield/			Yield/
	Volume	Rate	Total	Volume	Rate
						Total
Increase (decrease) in interest income on:
Loans	$(444)	$(860)	$(1,304)	$690	$236	$926
Investment securities	31	(381)	(350)	40	(173)	(133)
Federal funds sold	106	(125)	(19)	(122)	(624)	(746)
	(307)	(1,366)	(1,673)	608	(561)	47
Increase (decrease) in interest expense on:
Demand deposits, MMDA	53	(646)	(593)	33	(555)	(522)
Savings	3	(110)	(107)	(1)	(74)	(75)
Time deposits	195	(1,357)	(1,162)	64	(287)	(223)
	251	(2,113)	(1,862)	96	(916)	(820)

Net interest income	$(558)	$747	$189	$512	$355	$867

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

II.            Investment Portfolio

The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments available for sale):

TABLE #5

December 31 (Dollars in thousands)	2002	2001	2000

U.S. Treasury Securities	$—	$—	$—
Government Sponsored Agencies	20,175	30,344	29,666
US States and Political Subdivisions	2,295	2,295	2,295
Other bonds, notes and securities	24	24	24
Total	$22,494	$32,663	$31,985

The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range.  Dollars presented are in thousands.

TABLE #6

	U.S. Treasury Securities		U.S. States and Political Subdivisions		Government Sponsored Agencies		Federal Reserve Bank Stock
	Amount/Yield		Amount/Yield		Amount/Yield		Amount/Yield

Within one year	$—	—%	$—	—%	$10,085	4.2%	$—	—%
After one year through five years	—	—%	—	—%	10,090	3.4%	—	—%
After five years through ten years	—	—%	653	7.8%	—	—%	—	—%
After ten years	—	—%	1,642	8.4%	—	—%	24	7.5%
Total	$—	—%	$2,295	8.2%	$20,175	3.8%	$24	7.5%

III.           Loan Portfolio

Domestic loans by category are listed below (dollars in thousands):

TABLE #7

	December 31, 2002	December 31, 2001

Commercial	$9,676	$7,424
Agricultural	1,244	1,754
Real Estate - Construction	3,672	3,262
Real Estate - Mortgage	83,928	89,617
Installment loans to Individuals	10,840	11,233
Total	$109,360	$113,290

There were no foreign loans at December 31, 2002 or December 31, 2001.

Commercial, agricultural and real estate - construction loans at December 31, 2002 are presented by maturity as follows (dollars in thousands):

TABLE #8

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years

Commercial:
Fixed rates	$2,193	$45	$—
Adjustable rates	3,825	3,559	54
Agricultural:
Fixed rates	1	178	351
Adjustable rates	555	148	17
Real Estate - Construction:
Fixed rates	157	27	2,913
Adjustable rates	206	369	—

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

TABLE #9

December 31 (Dollars in thousands)	2002	2001

Non-accrual loans	$2,304	$1,007
Loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a non-accrual basis (See discussion below)	—	—
Loans restructured to provide concessions to the borrower in order to maximize the recovery possibility of the bank	$256	$81

There was no interest foregone on restructured loans in 2001.  Recognized income was $6 thousand.  Interest recognized in 2002 was $23 thousand with foregone interest of $3 thousand.

Past due and renegotiated loans as described above are defined as non-performing loans for purposes of this discussion.

Non-accrual loans are defined as loans on which, in the opinion of management, the collection of interest has become uncertain.  Management places loans on non-accrual status when loans become past due sixty days or sooner if, in their judgment, the ability of the borrower to service the debt has become impaired.

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

Management has no information that would indicate that any loans on hand at December 31, 2002 that are not currently included as non-performing loans have possible credit problems that would cause serious doubts as to their ability to comply with the current repayment terms or contain uncertainties which would have a material impact on future operations or financial position.

IV.           Summary of Loan Loss Experience

The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

TABLE #10

	2002	2001

Balance - Beginning of year	$1,612	$1,579
Charge-offs:
Commercial	18	70
Agricultural	—	—
Real Estate - Construction	—	—
Real Estate - Mortgage	—	12
Installment loans to Individuals	363	226
	$381	$308
Recoveries:
Commercial	$24	$20
Agricultural	—	—
Real Estate - Construction	—	—
Real Estate - Mortgage	—	7
Installment loans to individuals	87	32
	$111	$59

Net Charge-offs (recoveries)	$270	$249

Provision - Charged to operations	$358	$282

Balance - End of Year	$1,700	$1,612

Average loan balance outstanding	$110,688	$116,050

Percentage of net charge offs to average loans outstanding	.2%	.2%

The provision for 2001 was lower than in 2000 as non-accrual loans and restructured loans were lower.  No loan growth was experienced in 2001.

In 2002, the provision was higher than 2001 due to higher non-accrual loans.

The allocation of the allowance is as follows (dollars in thousands):

TABLE #11

	December 31, 2002		December 31, 2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial	$10	8.9%	$9	6.6%
Agricultural	1	1.1%	—	1.5%
Real Estate- Construction	—	3.4%	—	2.9%
Real Estate-Mortgage	481	76.7%	329	79.1%
Installment Loans	193	9.9%	161	9.9%
Unallocated	1,015	N/A	1,113	N/A
	$1,700	100%	$1,612	100%

The large, unallocated allowance for loan losses is being maintained in recognition of several risk factors inherent in the bank’s loan portfolio.  Foremost among these is the large concentration of loans of all types secured by real property.  While the vast majority of these loans are performing and not in need of an allocated allowance, there has been significant growth in this area in the last decade and a noticeable increase in appraised values has occurred.  Should interest rates rebound from the current, historic lows, the probability exists that real estate activity, and property values, will be negatively affected. Also, as seen in Table 10, on Page 10, recent loan losses have been highly concentrated in the installment loan area.  Until more stringent underwriting controls instituted by management can have effect, it is deemed prudent by management to maintain reserves in excess of the specific allocation.  At the time of this writing, estimated charge-offs for the coming year are not expected to exceed $250,000 and will likely be concentrated in the installment area.

V.            Deposits

The average amount of deposits and the average rates paid are presented in the balance sheet analysis shown previously.

At December 31, 2002, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $24,251,094.  The deposits by time remaining until maturity were (dollars in thousands):

TABLE #12

3 months or less	$9,640
Over 3 through 6 months	7,507
Over 6 through 12 months	5,118
Over 12 months	1,986
$24,251

As  required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 2002 was $2,458,000.

TABLE #13

For the year ended December 31	2002	2001	2000
Return on Assets (Net income divided by average total assets)	.7%	.7%	.7%
Return on Equity (Net income divided by average equity)	7.9%	8.3%	8.7%
Dividend Payout Ratio (Dividends declared per share divided by net income per share)	0%	0%	0%
Equity to Assets Ratio (Average equity divided by average total assets	8.7%	8.8%	8.0%

ITEM 2.  Properties:

The subsidiary Bank owns a building and annex at 100 East Main Street, and the motor-bank facility, 122 East First Street, in which the banking operations are carried on in Trinidad, Colorado.  Approximately one-third (1/3) of the building is utilized by the bank.  The remaining space is leased to other businesses.  Additionally, a bank building in Walsenburg, Colorado was acquired in 1992.  Banking operations at this location began in October of 1993.  In 1996, two automatic teller locations were added.  One is in Trinidad and the other is in La Veta, Colorado.  A facility with banking operations and automated tellers was located in a Trinidad retail superstore and became operational in 1998.  Also, an office space in Raton, New Mexico was leased and remodeled in 1999 for the purpose of conducting loan and deposit production activities.  A ground lease near by the Raton facility was obtained and upon it was constructed a drive-thru automatic teller machine and automated night depository.  A property adjacent to the 100 E Main Street building was acquired for future expansion in 2001. Properties held as other real estate owned consist of real property that has been acquired by the Bank through foreclosure on real estate pledged as collateral on loans made by the Bank.

ITEM 3.  Legal Proceedings:

                Not applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders:

                Not applicable.

PART II

ITEM 5.  Market for The Republic Corporation’s stock.

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

(c)                                  No dividends have been declared in 2002 or 2001 and management has no intention to declare dividends in the immediate future.

ITEM 6.  Selected financial data:

The following table presents certain key financial information.

TABLE #14

Selected Financial Data Year Ended December 31 (Dollars in thousands)	2002	2001	2000	1999	1998

Interest Income	$11,112	$12,786	$12,739	$10,328	$9,683
Interest expense	3,865	5,727	6,547	5,147	4,571
Net Interest Income	7,247	7,059	6,192	5,181	5,112
Provision for Loan Losses	358	282	314	238	241
Net Interest Income after Provision for Loan Losses	6,889	6,777	5,878	4,943	4,871
Non-Interest Income	906	853	825	636	597
Non-Interest Expense:
Personnel Expenses	2,605	2,514	2,295	2,277	1,872
Other Expenses	3,187	3,167	2,505	2,315	2,035
Income Before Income Taxes	2,003	1,949	1,903	987	1,561
Applicable Income Taxes	692	666	722	373	593
Income before Reduction for Minority Interest or Security Gains or Losses	1,311	1,283	1,181	614	968
Less Minority Interest	42	38	28	15	23

Net Income	$1,269	$1,245	$1,153	$599	$945

Net Income per Common Share(2)	$3.80	$3.73	$3.46	$1.80	$2.83

Dividends Declared per Common Share(2)	$0	$0	$0	$0	$0

(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances: (Dollars in thousands)	2002	2001	2000	1999	1998

Loans	$109,360	$113,290	$113,978	$98,532	$94,569
Total Assets	181,455	178,143	165,276	155,606	131,275
Long-Term Debt	0	0	0	0	0

ITEM 7.  Management’s discussion and analysis of financial condition and results of operations:

FINANCIAL CONDITION

ASSET QUALITY

TABLE #15

December 31 (dollars in thousands)	2002	2001	2000	1999	1998

Nonaccrual Loans	$2,304	$1,008	$1,076	$837	$351
Past-Due Loans*	—	—	149	—	—

Restructured Loans	256	81	781	1,022	714
Total Problem Loans	2,560	1,089	2,006	1,859	1,065

Foreclosed Assets
Real Estate	351	255	38	43	48
In-Substance Foreclosures	—	—	—	—	—
Other	—	—	17	23	28
Total Problem Assets	$2,911	$1,344	$2,061	$1,925	$1,141

Total Problem Loans as a Percentage of Total Loans	2.3%	1.0%	1.8%	1.9%	1.1%

Total Problem Assets as a Percentage of Total Loans and Foreclosed Assets	2.7%	1.2%	1.8%	2.0%	1.2%

Reserve Coverage Ratio**	66.4%	148.0%	78.7%	74.2%	115.8%

*                                         Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments.  Approximately $110m of the amount shown in 2000 is also included in the restructured total for the same year.

**                                  Allowance for loan losses divided by problem loans

TABLE #16

INTEREST RATE SENSITIVITY

December 31, 2002 (dollars in thousands)	3 Mo Or Less	3-12 Months	1-3 Years	Over 3 Years

Rate Sensitive Assets (Assets that can be repriced within x months/years)

Loans*	$14,118	$28,674	$12,070	$54,477

Federal Funds Sold	40,750	—	—	—

Taxable Securities**	—	10,000	10,000	—

Municipal Bonds	—	—	—	2,295

Total	54,868	38,674	22,070	56,772

Rate Sensitive Liabilities (Liabilities that can be repriced within x months/years)

Time Certificates of Deposit	31,410	42,264	8,624	—

NOW Accounts	1,827	—	—	—

Super NOW Accounts	32,769	—	—	—

Savings Accounts	9,988	—	—	—

MMDA Accounts	16,048	—	—	—

Total	92,042	42,264	8,624	—

Interest Rate Sensitivity Gap	(37,174)	(3,590)	13,446	56,772

Cumulative Interest Rate Sensitivity Gap	(37,174)	(40,764)	(27,318)	29,454

*   Does not include $21 thousand in overdrafts.

**   Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

TABLE #17

AND FOOTNOTES 1-2

	Carrying Value	Unrealized Gains	Unrealized Losses	Market Value
December 31, 2002
(1) Held-to-Maturity:
U.S. Treasury Securities	$—	$—	$—	$—
Other	22,470,121	722,733	—	23,192,854
(2) Available-for-Sale Securities
Carried at Fair Value:
US Treasury Securities	—	—	—	—
Other	24,000	—	—	24,000
	22,494,121	722,733	—	23,216,854

December 31, 2001
(1) Held-to-Maturity:
U.S. Treasury Securities	—	—	—	—
Other	32,639,115	397,400	—	33,036,515
(2) Available-for-Sale Securities
Carried at Fair Value:
U.S. Treasury Securities	—	—	—	—
Other	24,000	—	—	24,000
	32,663,115	397,400	—	33,060,515
December 31, 2000
(1) Held-to-Maturity:
U.S. Treasury Securities	—	—	—	—
Other	31,961,129	270,094	—	32,231,223
(2) Available-for-Sale Securities
Carried at Fair Value:
U.S. Treasury Securities	—	—	—	—
Other	24,000	—	—	24,000
	$31,985,129	$270,094	$—	$32,255,223

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

(2) Securities that the bank may sell in response to changes in market conditions or in the balance sheet objectives of the bank.  Securities in this category will be reported at the fair market value.  Unrealized gains or losses (net of tax) will be reported as a separate item in the shareholders’ equity section of the balance sheet.  Adjustments will be recorded at least quarterly.

ASSET QUALITY

Loans placed on non-accrual are up significantly from the year-end, 2001 level, a result primarily of growth in loans with either current or previous past due status.  As of December 31, 2002, approximately 25% of the total, non-accrual figure depicted in Table 15 was current on payments, 32% between 1 and 30 days past due, 19% between 30 and 60 days past due, 23% between 60 and 90 days past due and 1% over 90 days past due.  Normally, the bank collects interest on a cash basis when payments are made on non-accrual loans and they are usually returned to accrual status following two or more quarters of timely payments.  Continuing concern on the part of management regarding future payment prospects will, in some cases, cause a paying loan to remain on non-accrual beyond this time frame.  The bank normally places past due loans on non-accrual no later than 60 days past due, with collection activity commencing at 30 days.  (Please see Table 15, P-14)

Loan losses incurred in 2002 were concentrated in the consumer installment loan area, with net installment charge-offs representing approximately 102% of total, net charge-offs.  This is being addressed through the use of second opinion approval on loans of this type.  Total net charge-offs for 2002 were up from 2001 levels, both in dollar level ($270 m vs. $240 m) and when expressed as a percentage of average loans outstanding (.24% vs .21%).  For this reason, the bank increased the allowance for loan losses account from $1,612 m at year-end, 2001 to $1,700 m at year-end, 2002.  Provision expense increased to $358 m in 2002, compared with $282 m in 2001.  (Please see Table 10, P-10)

The restructured loan total at year-end, 2002 was $256 m, up from $81 m at year-end, 2001.  The 2002 figure consisted of 17 credit relationships which were granted modified payments or a lower interest rate due to adverse financial circumstances.  This category will remain under upward pressure until economic circumstances improve nationally and in the bank’s markets. (Please see Table 15, P-14)

The bank experienced negative loan growth of $3,930 m in 2002, a result primarily of an unprecedented pay-down rate on commercial real estate loans.  This was tied to increased competition for loans of this type in the bank’s markets.  Commercial real estate loans declined $7,728 m, or approximately 27%, in 2002.  During the same time frame, the bank was able to grow it’s 1-4 family residential loans by $1,793 m, or approximately 3%.  This occurred in spite of unprecedented refinancing, tied to historically low offering rates throughout the year.  Real estate loans of all types were approximately 80% of total loans at year-end, 2002, compared with 82% at year-end, 2001.  Of the 2002 real estate loan total, approximately 70% was secured by 1-4 family residences, 24% by commercial real estate and .5% by agricultural property.  This compares with a year-end, 2001 distribution of 65%, 31% and .5%, respectively.  (Please see Table 7, P-8)

The economic uncertainty that prevails in the national economy as a result of war worries and concern over further acts of terrorism has also served to dampen the local retail and service sectors.  This has occurred in spite of the continuing, positive influence from coal bed methane gas production in Las Animas County, Colorado and to a lesser extent, Colfax County, New Mexico.  The severe drought experienced in 2002 has also put a strain on the agriculture and tourism sectors throughout the bank’s market and the entire region as well.  Finally, the decline in state revenue, primarily in Colorado, has begun to filter down to county and municipal governmental entities, precipitating cutbacks in spending and hiring in those sectors.  In the face of all of these negative influences, the housing sector continues to thrive, largely as a result of the enticement of low interest rates and the preference of new arrivals to these communities for the aesthetic qualities of living in an uncluttered and historically interesting portion of the front range of the Rocky Mountains.

SOURCES AND USES OF FUNDS

The pattern for flow of funds differed markedly in 2002 from the preceding two years.  Deposit growth in the current year was only $2,131 m, compared with $11,976 m in 2001 and $8,149 m in 2000.  Also, net cash activity in loans for 2002 was a negative $3,532 m, compared with a negative $210 m in 2001 and a positive $15,568 m in 2000.  In the two prior years, the bank reinvested all of the proceeds from maturing investments.  In the current year, the entire $10,000 m received from matured investments was, along with paid down loan proceeds and deposit gains, placed into cash equivalents.  The latter grew $17,816 m in 2002 and $12,102 m in 2001, compared to a decline of $14,065 m in 2000.  Causal factors at play in the past three years would include waning demand and increased competition for loans, declining offering rates on deposits and increasing concern on the part of management regarding the possibility of an eventual increase in market interest rates.  (Please see Statement of Cash Flows, P 25-26)

LIQUIDITY

The negative loan growth, coupled with the placement of all deposit growth into liquid asset accounts, has raised the percentage of total liabilities held in cash and due from banks, readily marketable securities and federal funds sold to approximately 42% in 2002, up from approximately 38% in 2001.  Current, taxable securities holdings consist of four FEDERAL HOME LOAN BANK DEBENTURES in par amounts of $5,000,000.00 each. These mature in July and November of 2003 and June and November of 2004.  All of these securities were needed to satisfy the year-end, 2002 pledging requirements of the State of Colorado and the Federal Reserve Bank.  Management is of the opinion that current liquidity sources in the bank are more than adequate to address the current, anticipated loan demand and withdrawal activity in 2002.  (Please see Balance Sheet, P-23 and Note 2, P30-31)

MARKET RISK

In the ordinary course of business, the bank is exposed to the risk of loss from changes in interest rates.  The majority of this risk has to do with timing differences related to the repricing of assets and liabilities.  The bank, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change.  The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market.  The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded “basis risk”, as well as overt adjustment to the timing of repricing events, so as to address “term risk” as a matter of policy.  The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates.  The instruments that the bank typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities.  Based on the current repricing structure, it is anticipated that the bank has sufficient tools in place to minimize or eliminate any adverse earning impact caused by interest rate change.  The bank does not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities.  (Please see Table 16, P-15 and Table 17, P-16)

CAPITAL

The bank ended 2002 with estimated Tier 1 and total, risk-based capital ratios of 16.67% and 17.93%, respectively, up from 14.67% and 15.93% in 2001.  This is a result of the reduction in 2002 of assets with high risk ratings, i.e. commercial real estate loans, and the concurrent growth in assets with lower risk ratings, i.e. federal funds sold and residential loans.  It is also true that the rate of growth in Tier 1 leverage capital in 2002, 8.98%, well exceeded the rate of asset growth, 1.90%.  The Tier 1 leverage ratio ended 2002 at an estimated 8.91%, compared with 8.30% at year-end, 2001.  (Please see Note 9, P. 34)

RESULTS OF OPERATIONS

NET INTEREST INCOME

The bank was able to match the net interest income figure achieved in 2001 in the current period by aggressively reducing funding costs, an approach that could have played a role in the modest deposit growth during the same period.  The bank has also increased it’s ability to preserve and possibly grow it’s net interest income in a rising interest rate environment, an approach that may prove beneficial should the Federal Reserve reverse course on monetary policy.  (Please see Table 14, P-13, Tables 1 & 2 P 4-5, Table 4, P-7 and Table 16, P-15)

OTHER INCOME AND EXPENSE

The bank was able to grow fee income over 2001 levels, in spite of reduced operating and transaction volumes.  The primary avenue for this to occur was revised fee calculation structures, and in some cases, higher fees.  The bank was also able to accomplish these changes without changing its relative position as a low cost provider in this market.  (Please see Statement of Income, P-24)

Non-interest expenses grew in a much more modest fashion in 2002, compared with 2001.  This category grew approximately 2% in 2002, compared with 18% in 2001.  The primary reason for this was the fact that the bank had already absorbed most of the one-time costs associated with a computer conversion and other operations upgrades prior to 2002.  It is also true that the bank was better able in 2002 to control the effects of rising health care and other employee benefit and compensation costs.  (Please see Statement of Income, P-24)

Management is not aware of any regulatory recommendations or other trends, events, or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

Estimates and forward-looking statements are included in this discussion and as such are subject to certain risks, uncertainties, and assumptions.  These statements are based on current financial and economic data and management’s expectations.  Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer saving habits, employment cost and interest rate changes.

ITEM 7A.  Quantitative and qualitative disclosures about market risk.

                    Information required by this item is included in ITEM 7, Management’s discussion and analysis of financial condition and results of operations.

ITEM 8.      Financial statements and supplementary data.

Index to Financial Statements of The Republic Corporation and Subsidiary

Accountant’s Report

Balance Sheets as of December 31, 2002 and 2001

Statement of Income for the three years ended December 31, 2002

Statement of Cash Flows for the three years ended December 31, 2002

Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2002

Notes to Financial Statements

[DIXON, WALLER & CO., INC. LETTER HEAD]

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

The Republic Corporation

We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income and stockholders’ equity and cash flows for each of the three years in the period ending December 31, 2002.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows, for each of the three years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon, Waller & Co., Inc.
Dixon, Waller & Co., Inc.
Trinidad, Colorado
January 31, 2003

REPUBLIC CORPORATION AND SUBSIDIARY

Balance Sheet

December 31	2002	2001
Assets
Cash and Due from Banks (Demand)	$5,781,622	$6,740,872
Investment Securities:
Held to Maturity
Market Value at 12-31-02 - 23,192,854
Market Value at 12-31-01 - 33,036,515	22,470,121	32,639,115
Available for Sale	24,000	24,000
	28,275,743	39,403,987

Loans	109,359,880	113,289,960
Plus: Uncollected Earned Interest	624,047	815,911
Less: Allowance or Losses	(1,700,060)	(1,612,000)
Net Loans and Other Receivables	108,283,867	112,493,871

Federal Funds Sold	40,750,000	21,975,000
Property, Equipment and Vehicles (Net)	3,033,582	3,175,287
Other Real Estate	350,977	254,732
Goodwill	436,079	436,079
Other Assets	324,857	403,645

Total Assets	181,455,105	178,142,601

Liabilities and Stockholders’ Equity
Deposits (Domestic):
Demand (Noninterest Bearing)	21,052,697	21,085,881
Savings, Time and Demand (Interest Bearing)	142,722,417	140,557,986
	163,775,114	161,643,867
Accounts Payable and Accrued Interest Payable.	834,228	1,002,190
Accrued Taxes Payable	60,247	57,357

Total Liabilities	164,669,589	162,703,414

Minority Interest in Consolidated Subsidiary	485,851	408,681

Stockholders’ Equity
Common Stock (par Value $1; 750,000 Shares Authorized, 356,844 Shares Issued Including Stock Held in Treasury	356,844	356,844
Additional Paid-In Capital	234,931	234,931
Less Cost of Treasury Stock (23,119 Shares at 12/31/02, 23,119 Shares at 12/31/01)	(91,303)	(91,303)
Total Contributed Capital	500,472	500,472
Retained Earnings	15,799,193	14,530,034
Stockholders’ Equity	16,299,665	15,030,506
Total Liabilities and Stockholders’ Equity	$181,455,105	$178,142,601

The accompanying notes are an integral part of these financial statements.

REPUBLIC CORPORATION AND SUBSIDIARY

Statement of Income

Year Ended December 31	2002	2001	2000
Interest Income:
Interest and Fees on Loans	$9,236,703	$10,541,196	$9,614,879
Interest on Federal Funds Sold	590,566	610,031	1,355,545
Interest and Dividends on Investments:
Securities of U.S. Treasury and
Government Sponsored Agencies	1,168,225	1,518,374	1,764,632
Obligations of States, Political
Subdivisions and other Obligations Secured By the Government	116,843	116,966	3,577
Total Interest on Investments	1,285,068	1,635,340	1,768,209
Total Interest Income	11,112,337	12,786,567	12,738,633
Interest Expense:
Interest on Deposits	3,864,618	5,727,105	6,546,851
Total Interest Expense	3,864,618	5,727,105	6,546,851
Net Interest Income	7,247,719	7,059,462	6,191,782
Provision for Loan Losses	357,834	282,263	314,410
Net Interest Income after Provision for Loan Losses	6,889,885	6,777,199	5,877,372
Other Income:
Service Charges on Deposit Accounts	228,463	203,475	227,240
Other Service Charges, Commissions and Fees	490,170	482,318	414,443
Gain on Sale of Securities.	—	—	—
Gain on Sale - Other Real Estate	2,963	—	2,728
Other Income	184,263	167,422	180,878
Total Other Income	905,859	853,215	825,289
Other Expenses:
Salaries and Wages	2,245,844	2,145,417	1,959,087
Payroll Taxes	167,752	163,540	149,568
Employee Benefits	359,865	368,526	336,014
Occupancy Expenses	359,978	314,616	260,940
Equipment Expense	135,140	180,050	150,987
Depreciation	358,986	332,232	346,162
Printing and Supplies.	178,802	233,814	155,935
Computer Service Center	564,506	494,599	240,598
FDIC Assessment	34,988	27,679	29,408
Professional Services	159,880	145,256	179,240
Advertising	224,558	207,005	215,294
Other Operating Expenses	1,002,244	1,068,789	776,404
Total Other Expenses	5,792,543	5,681,523	4,799,637
Income Before Income Taxes	2,003,201	1,948,891	1,903,024
Less Applicable Income Taxes (Current)	692,344	665,837	721,987
Income Before Reduction for Minority Interest.	1,310,857	1,283,054	1,181,037
Less Minority Interest in Income	(41,698)	(38,205)	(27,667)
Net Income	$1,269,159	$1,244,849	$1,153,370
Earnings per Share	$3.80	$3.73	$3.46

The accompanying notes are an integral part of these financial statements.

REPUBLIC CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

December 31	2002	2001	2000
Cash Flows and Operating Activities:
Net Income (Loss)	$1,269,159	$1,244,849	$1,153,370
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	358,986	332,232	346,162
Provision for Loan Losses	357,834	282,263	314,410
Amortization (Accretion) of
Discounts and Premiums	168,994	(247,894)	(1,159,025)
Other Real Estate Gains/Net	(2,963)	—	(2,728)
Re-Appraisal - Other Real Estate	—	—	—
Gain on Sale of Securities	—	—	—
Loss on Sales of Subsidiary Stock	32,153	57,639	—
(Decrease) Increase in
Interest Payable	(167,962)	(457,337)	340,262
(Increase) Decrease in
Interest Receivable	191,864	87,531	(156,023)
(Increase) Decrease in
Other Assets	78,788	(137,284)	(7,195)
Increase (Decrease) in
Other Liabilities	42,907	35,027	27,467
Total Adjustments	1,060,601	(47,823)	(296,670)
Net Cash Provided By (Used In)
Operating Activities	2,329,760	1,197,026	856,700

Cash Flows from Investing Activities:
Proceeds from Sale of Subsidiary Stock	5,000	10,000	—
Proceeds from Sales of Investment Securities	—	—	—
Proceeds from Maturities of
Investment Securities	10,000,000	20,000,000	40,050,000
Purchase of Investment Securities	—	(20,430,092)	(47,212,721)
Loans Made to Customers-Net Cash Activity	3,532,333	210,192	(15,568,281)
Capital Expenditures	(217,281)	(873,645)	(354,759)
Proceeds from Sale of Other Real Estate	34,691	12,274	15,578
Net Cash Provided by (Used In) Investing Activities	13,354,743	(1,071,271)	(23,070,183)

Cash Flows from Financing Activities:
Net Increase in Demand Deposits, NOW
Accounts, Savings Accounts and
Certificates of Deposit	2,131,247	11,976,438	8,148,710
Purchase of Treasury Stock	—	—	—
Net Cash Provided by (Used In) Financing Activities	2,131,247	11,976,438	8,148,710

Net Increase (Decrease) in Cash and Cash Equivalents	17,815,750	12,102,193	(14,064,773)

Cash and Cash Equivalents at Beginning of Year:
Cash and Due from Banks	$6,740,872	$5,813,679	$8,178,452
Federal Funds Sold	21,975,000	10,800,000	22,500,000
Cash and Cash Equivalents at Beginning of Year	28,715,872	16,613,679	30,678,452

Cash and Cash Equivalents at End of Year:
Cash and Due from Banks	5,781,622	6,740,872	5,813,679
Federal Funds Sold	40,750,000	21,975,000	10,800,000
Cash and Cash Equivalents at End of Year	$46,531,622	$28,715,872	$16,613,679

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$4,032,580	$6,184,442	$6,206,589
Cash Paid for Income Tax	$720,503	$667,579	$648,952

The accompanying notes are an integral part of these financial statements.

REPUBLIC CORPORATION AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity

For Three Years Ended December 31,	Capital Stock	Additional Paid in Capital	Treasury Stock	Contributed Capital	Retained Earnings	Total Equity

Balance at 12-31-99	$356,844	$234,931	$(91,303)	$500,472	$12,131,815	$12,632,287

Net Income	—	—	—	—	1,153,370	1,153,370

Balance at 12-31-00	356,844	234,931	(91,303)	500,472	13,285,185	13,785,657

Net Income	—	—	—	—	1,244,849	1,244,849

Balance at 12-31-01	356,844	234,931	(91,303)	500,472	14,530,034	15,030,506

Net Income	—	—	—	—	1,269,159	1,269,159

Balance at 12-31-02	$356,844	$234,931	$(91,303)	$500,472	$15,799,193	$16,299,665

The accompanying notes are an integral part of these financial statements.

THE REPUBLIC CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies.

Principles of Consolidation.  The consolidated financial statements include The Republic Corporation, (Company) and its majority-owned subsidiary.  The First National Bank in Trinidad (Bank).  All major items of income and expense are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated.

Investment Securities.  The investment securities are classified and accounted for as follows:

Held to Maturity - investment debt securities for which the Bank has the ability and intent to hold to maturity.  These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method.

Available for sale - securities not classified as securities to be held to maturity.  Unrealized holding gains or losses, net of tax, are reported as a separate component of shareholders’ equity until realized.

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

Allowance for Loan Losses.  The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses.  Loan losses or recoveries are charged or credited directly to the allowance.  In general, the amount charged to earnings each year by the Bank is based on management’s judgment which takes into consideration a number of factors, including (1) loss experience in relation to outstanding loans and the existing level of the valuation allowance, (2) a continuing review of problem loans and overall portfolio quality, (3) regular examinations and appraisals of loan portfolios conducted by Federal supervisory authorities, and (4) current and expected economic conditions.

Goodwill.  The excess of the purchase cost over the net assets of the Bank purchased represents goodwill.  APB 17, which addressed the amortization of intangible assets such as goodwill, was not to be applied retroactively to assets acquired before November 1, 1970.  Since the acquisition of the Bank was made prior to November 1, 1970, the goodwill acquired was not amortized.  The adoption of SFAS 142 required that goodwill be evaluated for other-than-temporary impairment.  Goodwill is not considered impaired and is recorded at full value.

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

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis.

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

Employee Benefit Plans.  The Bank makes payments into a 401K employee benefit plan.  All employees of the bank are covered, with the Bank paying a discretionary percentage of the employee’s earnings to the plan.  An employee can contribute an additional percentage of his/her earnings if so desired.  The plan is overseen by a board of trustees composed of Bank officers.

Earnings per Share Computations.  Earnings per share computations are based on the weighted average number of common shares outstanding during each year.

Effect of Recently Issued Accounting Standards.  In June 1998, the Financial Accounting Standards Board issued statement No. 133 “Accounting for Derivatives and Hedging Activities” (SFAS No.133) which was subsequently amended by SFAS No. 138 “Accounting for Certain Derivatives and Certain Hedging Activities”.  The standards were effective for adoption on or before January 1, 2001 (SFAS No. 137 deferred the original effective date in SFAS No. 138).  The adoption of these statements did not have an impact on the Company’s results of operations or financial position as the Company does not trade in derivative financial instruments.

2.             Investment Securities, including investments held for sale.

A schedule of securities is as follows:

	December 31, 2002			December 31, 2001
	Par Value	Book Value	Market Value	Par Value	Book Value	Market Value
Government Securities	$20,000,000	$20,175,250	$20,682,150	$30,000,000	$30,344,040	$30,687,644

Obligations of States and Political Sub-Divisions	2,295,000	2,294,871	2,510,704	2,295,000	2,295,075	2,348,871

Other	$24,000	24,000	24,000	$24,000	24,000	24,000
		$22,494,121	$23,216,854		$32,663,115	$33,060,515

The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $22,215,755 at December 31, 2002 and $32,389,314 at December 31, 2001.  Additionally, $254,366 was pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 2002.

Net gains on the sale of securities were as follows:

	2002	2001
Gains
U.S. Government Securities	—	—
U.S. State and Political Subdivisions	—	—
Losses
U.S. Government Securities	—	—
U.S. States and Political Subdivisions	—	—
Net Gains on Sale of Securities	—	—

Unrealized gains and losses in the securities portfolio were as follows:

	Carrying Value	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2002
U.S. Treasury Securities	$—	$—	$—	$—
U.S. States and Political Subdivisions	2,294,871	215,833	—	2,510,704
Government Sponsored Agencies	20,175,250	506,900	—	20,682,150
Other	24,000	—	—	24,000
	$22,494,121	$722,733	$—	$23,216,854

December 31, 2001
U.S. Treasury Securities	$—	$—	$—	$—
U.S. States and Political Subdivisions	2,295,075	53,796	—	2,348,871
Government Sponsored Agencies	30,344,040	343,604	—	30,687,644
Other	24,000	—	—	24,000
	$32,663,115	$397,400	$—	$33,060,515

3.             Loans and Other Receivables

Loans and other receivables are summarized as follows:

	December 31,
Type	2002	2001
Real Estate	$87,600,350	$92,878,842
Commercial and Industrial	9,676,356	7,423,759
Agriculture	1,243,638	1,753,651
Loans to Individuals for Household, Family and Other Consumer Goods	10,837,664	11,218,675
Other	1,872	15,033
Total	$109,359,880	$113,289,960

The changes in the allowance for loan losses are as follows:

	December 31,
	2002	2001	2000

Balance at Beginning of Year	$1,612,000	$1,578,694	$1,379,000
Provision Charged to Operating Expenses	357,834	282,263	314,410
Loans Charged Off	380,504	308,149	274,204
Recoveries on Loans Previously Charged Off	110,730	59,192	159,488
Balance at End of Year	$1,700,060	$1,612,000	$1,578,694

At December 31, 2002 and 2001, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $2,560,000 and $1,088,000 respectively.  The average recorded investment in impaired loans amounted to approximately $1,706,000 and $1,213,000 for the years ended December 31, 2002 and 2001, respectively.  The allowance for loan losses related to impaired loans amounted to approximately $1,200 and $1,500 at December 31, 2002 and 2001, respectively.  Interest income on impaired loans of $24,343 and $5,956 was recognized for cash payments received in 2002 and 2001 respectively.

4.             Property and Equipment.

Property and equipment are summarized as follows:

	December 31,
	2002	2001	2000

Land	$134,750	$134,750	$134,750
Buildings	3,752,745	3,700,383	3,164,931
Furniture and Equipment	2,900,937	2,736,018	2,397,825
	6,788,432	6,571,151	5,697,506
Less Accumulated Depreciation	3,754,850	3,395,864	3,063,632
Net	$3,033,582	$3,175,287	$2,633,874

Depreciation expense for 2002, 2001 and 2000 was $358,986, $332,232 and $346,162, respectively.

5.             Income Taxes.

The components of the income tax provisions (benefits) are as follows:

	December 31,
	2002	2001	2000
Federal Provision:
Current	$656,805	$654,439	$709,654
Deferred	—	—	—
	656,805	654,439	709,654
State Provision	35,539	11,398	12,333
Total	$692,344	$665,837	$721,987

The difference between the total expected income tax expense applying the Federal tax rates and the effective tax rate applicable to income are as follows (dollars in thousands):

	2002		2001		2000
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Statutory Tax Rate Federal	$681	34	$663	34	$647	34
State Income Tax	36	2	11.5		12	1
Tax Exempt Revenue	(41)	(2)	(40)	(2)	(2)	—
Provision for Loan Loss	30	2	11.5		68	3
Book Loss-Sales of Sub-Stock	13.5		20	1	—	—
Accelerated Depreciation – Tax	(17)	(1)	—	—	—	—
Deduction – State Tax	(8)	(.5)	—	—	—	—
Other (Net)	(2)	—	1	—	(3)	—
Total	$692	35	$666	34	$722	38

6.             Service Commitments.

Computer and data processing services are provided to the Bank by an outside service center.  Expenses incurred for such services during 2002, 2001 and 2000 were $564,506, $494,599 and $240,598, respectively.

7.             Other Real Estate.

Other real estate consists of properties acquired through foreclosure and loans that are classified as in-substance foreclosed for  which the underlying collateral is real estate.

During 2000, other real estate was sold at a gain of $2,728.

Sales of other real estate in 2001 resulted in no gain or loss.

For 2002, sales of other real estate resulted in a gain of $2,963.

8.             Certificates of Deposit.

The Bank had time certificates of deposit in amounts of $100,000 or more amounting to $24,251,094 and $22,888,052 at December 31, 2002 and 2001, respectively.  Interest expense for the years ended December 31, 2002, 2001 and 2000 on this type of deposit was $773,848, $972,324, and $1,262,692, respectively.

The deposits by time remaining until maturity were (dollars in thousands).

3 Months or Less	$9,640
3 to 6 Months	7,507
6 to 12 Months	5,118
Over 12 Months	1,986
$24,251

9.             Regulatory Matters.

The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency.  Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years.  The dividends, as of December 31, 2002, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,800,000.  The Bank is also required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators.  As of December 31, 2002, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively.  The Bank’s estimated ratios at December 31, 2002 were $16.67% and 17.93%, respectively.  The Bank’s estimated Tier 1 leverage ratio at December 31, 2002 was 8.91%.  The minimum required leverage ratio for the Bank at December 31, 2002, was 3.00%.

10.           Supplemental Cash Flow Information

In 2002 and 2001, the Bank recorded amounts of other real estate acquired through foreclosure of $257,398 and $328,416.  Of total sales of other real estate during 2002 and 2001, $129,425 and $99,125 of the purchase price was financed by the Bank, taking the other real estate as security.  Loans charged off due to foreclosure transactions in 2002, 2001 and 2000 amounted to $257,398, $328,416 and $37,716.  These noncash transactions have been excluded from the consolidated statement of cash flows.

11.           Financial Position and Results of Operations - Republic Corporation.

The financial position and results of operations of The Republic Corporation (parent only) are as follows:

THE REPUBLIC CORPORATION

Balance Sheet

December 31	2002	2001

Assets

Cash in Bank	$74,494	$62,076
Investment in Subsidiary - Equity Method	16,145,260	14,888,514
Vehicles and Equipment (Net)	—	—
Receivable - Due from Subsidiary.	23,307	23,312
Other Assets	56,604	56,604
Total Assets	16,299,665	15,030,506
Liabilities.	—	—

Stockholders’ Equity

Common Stock, par Value $1.00; Authorized 750,000 Shares, Issued 356,844 Shares Including Stock Held in Treasury of 23,119 and 23,119 for 2002 and 2001, Respectively	356,844	356,844
Additional Paid in Capital.	234,931	234,931
Less Cost of Treasury Stock (23,119 Shares at 12-31-02, 23,119 Shares at 12-31-01)	(91,303)	(91,303)
Total Contributed Capital	500,472	500,472
Retained Earnings	15,799,193	14,530,034
Total Stockholders’ Equity	16,299,665	15,030,506
Total Liabilities and Stockholders’ Equity	$16,299,665	$15,030,506

THE REPUBLIC CORPORATION

Statement of Income

Year Ended December 31	2002	2001	2000

Income

Investment Income in Subsidiary Dividends Received from
Subsidiary Bank	$54,320	$54,460	$54,740
Other Income	—	—	—
Total Income	54,320	54,460	54,740

Expenses

Salaries and Employee Benefits	51,073	51,073	54,814
Loss on Sale of Subsidiary Stock	32,153	57,639	—
Depreciation	—	—	—
Examination and Legal Fees	8,275	8,100	7,700
Miscellaneous	—	2,194	—
Office	6,709	6,384	6,643
Taxes	4,156	4,140	4,544
Travel	—	—	—

Total Expenses	102,366	129,530	73,701

Income (Loss) Before Equity in Undistributed Net Income of Subsidiary	(48,046)	(75,070)	(18,961)
Less Applicable Income (Taxes) Benefit	23,307	23,312	25,100
	(24,739)	51,758	6,139
Equity in Undistributed Net Income
(Loss) of Subsidiary	1,293,898	1,296,607	1,147,231

Net Income (Loss)	$1,269,159	$1,244,849	$1,153,370

Earnings Per Share
Weighted Average Number of Shares Outstanding	333,725	333,725	333,725

Net Income (Loss) per Common Share	$3.80	$3.73	$3.46

THE REPUBLIC CORPORATION

Statement of Cash Flows

Year Ended December 31	2002	2001	2000

Cash Flows From Operating Activities:

Net Income	$1,269,159	$1,244,849	$1,153,370
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Loss on Sale of Subsidiary Stock	32,153	57,639	—
Depreciation	—	—	—
Dividends Received - Subsidiary	(54,320)	(54,460)	(54,740)
(Increase) in Investment in Subsidiary-Held on the Equity Method	(1,293,899)	(1,296,607)	(1,147,231)
(Increase) Decrease in Receivable from Subsidiary-Income Tax Benefit	5	1,788	(1,200)
Increase (Decrease) in Current Liabilities	—	—	—

Net Cash (Used In) Operating Activities	(46,902)	(46,791)	(49,801)

Cash Flows From Investing Activities-
Sale of Subsidiary Stock	5,000	10,000	—
Dividends Received	54,320	54,460	54,740
	59,320	64,460	54,740

Cash Flows From Financing Activities-
Purchase of Treasury Stock	—	—	—

Net Increase (Decrease) in Cash	12,418	17,669	4,939

Cash - Beginning of Year	62,076	44,407	39,468

Cash - End of Year	$74,494	$62,076	$44,407

Supplemental Disclosures of Cash
Flow Information:
Cash Paid for Interest	—	—	—

Cash Paid for Income Taxes	—	—	—

THE REPUBLIC CORPORATION

Statement of Changes in Stockholders’ Equity

For the Three Years Ended	Capital Stock	Additional Paid in Capital	Treasury Stock	Total Contributed Capital	Retained Earnings

Balance at December 31, 1999	$356,844	$234,931	$(91,303)	$500,472	$12,131,815	*

Net Income	—	—	—	—	1,153,370

Additions to Treasury Stock	—	—	—	—	—

Balance at December 31, 2000	$356,844	$234,931	$(91,303)	$500,472	$13,285,185	*

Net Income	—	—	—	—	1,244,849

Additions to Treasury Stock	—	—	—	—	—

Balance at December 31, 2001	$356,844	$234,931	$(91,303)	$500,472	$14,530,034	*

Net Income	—	—	—	—	1,269,159

Additions to Treasury Stock	—	—	—	—	—

Balance at December 31, 2002	$356,844	$234,931	$(91,303)	$500,472	$15,799,193	*

*On December 31, 1999, 2000, 2001 and 2002 the portion of retained earnings resulting from Republic Corporation’s equity in the undistributed income of its subsidiary was $11,294,236, $12,441,467, $13,674,435,  and $14,933,318 respectively.

12.           Contingent Liabilities and Commitments.

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2002, is as follows:

Commitments to extend credit	$5,658,000
Standby letters of credit	$371,000

THE REPUBLIC CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of condition.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

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

•              Cash and Due from Banks

The current carrying amount is a reasonable estimate of fair value.

•              Federal Funds Sold

The current carrying amount is a reasonable estimate of fair value.

•              Investment Securities

An estimate of the fair value for investment securities is made utilizing quoted market prices for publicly traded securities, where available.  A third-party pricing service that specializes in “matrix pricing” and modeling techniques provides estimated fair values for securities not actively traded.

•              Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Due to the small amount of nonaccrual loans at December 31, 2002, these loans do not significantly impact the fair value of loans.

•              Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

•              Commitments to Extend Credit and Standby Letters of Credit

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

The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2002
	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and Due From Banks	$5,782	$5,782
Held-to-Maturity Securities	22,470	23,193
Other Securities	24	24
Federal Funds Sold	40,750	40,750
Loans, Net of Allowance	107,660	109,971

Financial Liabilities:
Deposits	163,775	164,090

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

14.           Selected Quarterly Financial Data (in thousands except per share data)

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First

Net Interest Income	$1,967	$1,780	$1,735	$1,766	$1,916	$1,783	$1,700	$1,660

Provision for Loan Losses	46	70	40	202	109	87	38	48

Non-Interest Income	153	254	288	211	133	173	337	210

Operating Expense	1,581	1,355	1,473	1,384	1,642	1,411	1,337	1,292

Net Income	356	391	336	186	207	310	415	313

Earnings per Share	$1.06	$1.17	$1.01	$.56	$.62	$.93	$1.24	$.94

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

                Not applicable.

PART III

ITEM 10.  Directors and executive officers of the Republic Corporation.

The Republic Corporation’s Board of Directors consists of Catherine G. Eisemann, J.E. Eisemann, IV and Roger Dean Eisemann.  All directors and officers are U.S. citizens.  Catherine G. Eisemann is the mother of J.E. and Roger Dean Eisemann.

NAME AND TITLE	AGE	TERM OF OFFICE	PRINCIPAL OCCUPATIONS FOR THE LAST FIVE YEARS

Catherine G. Eisemann	76	39 Years	Catherine G. Eisemann has been a Director of The Republic Corporation for 39 years. Mrs. Eisemann was elected President of The Republic Corporation and began serving December 11, 1981.

J.E. Eisemann, IV	55	26 Years

J.E. Eisemann, IV has served as a Director on The Republic Corporation Board for 26 years.  Mr. Eisemann has been the Vice-President and Director of the Subsidiary Bank for approximately 25 years.  Mr. Eisemann has served as the Chairman of the Board of The Republic Corporation and Chairman of the Board for the Subsidiary Bank for approximately 21 years.

Roger Dean Eisemann	48	20 Years	Roger Dean Eisemann was elected Secretary and began serving as a director of The Republic Corporation in July, 1982.

J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years.  Mr. Eisemann passed away during 1981.

ITEM 11.           Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

	Annual Compensation
Name & Principal Position	Year	Salary		Bonus

J.E. Eisemann, IV Chairman of the Board of the Company, Vice President of the Company, Chairman of the Board & Vice President of the Subsidiary Bank	2002	$85,773	(1)	$3,735	(2)
	2001	83,573	(1)	5,438	(2)
	2000	80,073	(1)	3,450	(2)

Catherine Eisemann President of the	2002	$30,000		-0	-
Company	2001	30,000		-0	-
	2000	30,000		-0	-

Name & Principal Position	Restricted Stock Awards		Stock Options/ SARs(#)		LTIP Payouts($)		All Other Compensation

J.E. Eisemann, IV Chairman of the Board of the Company, Vice President of the Company, Chairman of the Board & Vice President of the Subsidiary Bank	-0	-	-0	-	-0	-	-0	-
	-0	-	-0	-	-0	-	-0	-
	-0	-	-0	-	-0	-	-0	-

Catherine Eisemann	-0	-	-0	-	-0	-	-0	-
President of the Company	-0	-	-0	-	-0	-	-0	-
	-0	-	-0	-	-0	-	-0	-

(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code.  Amounts deferred by Mr. Eisemann were $10,066 in 2000, $10,422 in 2001 and $11,205 in 2002.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code.  Amounts deferred by Mr. Eisemann were $434 in 2000, $0 in 2001 and $560 in 2002.

STOCK OPTIONS/SAR GRANTS IN 2002-NONE
AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 2002 AND OPTIONS/SAR
VALUES AS OF DECEMBER 31 2002 - NONE
LONG-TERM INCENTIVE PLANS - AWARDS IN 2002 - NONE
COMPENSATION OF DIRECTORS
Director fees are not paid to directors of the Company.
EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT ARRANGEMENTS - NONE
REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 12.      Security ownership of certain beneficial owners and management.

(a)                Security ownership of certain beneficial owners and management.

The following schedule reflects security ownership of persons who are (1) the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation, (2) each of the Company’s directors, and (3) all directors and executive officers of the Company as a group.

Name of Person	Title of Class	Amount and Nature Beneficial Ownership (1)		Percent of Class

Catherine G. Eisemann	Common Stock	193,702		58.0424
3350 McCue, #904
Houston, Texas 77056

Mr. J.E. Eisemann IV	Common Stock	8,700		2.6069
1103 Victoria Square
Trinidad, Colorado 81082

Mr. R. Dean Eisemann	Common Stock	6,500		1.9477
3738 Ella Lee Lane
Houston, Texas 77027

All directors and executive officers as a group	Common Stock	208,902	(2)	62.5970

(1)          Beneficial ownership in accordance with Securities and Exchange Commission rules, which generally attribute beneficial ownership to persons who possess sale or shared voting and for investment power with respect to those securities.

(2)          Shares of The Republic Corporation have not been pledged by the officers or directors of the corporation.

(3)          All of the above named directors own 100 shares each of the subsidiary bank stock as directors’ qualifying shares.

(c)                                                      Changes in control.

The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13.             Certain relationships and related transactions.

There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations.  Additionally, no business relationships that would require disclosure exist.  No directors were indebted to the subsidiary bank during 2002.

PART IV

ITEM 14.            Exhibits, financial statement, schedules, and reports on Form 8-K

(a)                                                      1.                                      The following financial statements and financial statement schedules are included in Part II of this report:

Consolidated statements of the parent and subsidiary bank:

Accountant’s Report

Balance Sheets as of December 31, 2002 and 2001

Statements of Income - Years Ended December 31, 2002, 2001 and 2000

Statement of Cash Flows -Years ended December 31, 2002, 2001 and 2000

Statement of Changes in Stockholders’ Equity-years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

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

22 (a) Subsidiary of the Registrant.

The First National Bank in Trinidad, Colorado.
Incorporated in Colorado

      (b)                                   Reports on Form 8-K

There were no reports on Form 8-K for the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REPUBLIC CORPORATION

/s/ J.E. Eisemann, IV	Chairman of the Board, Director, Chief Executive Officer, Chief Financial and Accounting Officer	3-21-03
J.E. Eisemann, IV		Date

Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J.E. Eisemann, IV	Chairman of the Board, Director, Chief Executive Officer, Chief Financial and Accounting Officer	3-21-03
J.E. Eisemann, IV

/s/ Catherine G. Eisemann	President of the Board and a Director
Catherine G. Eisemann		3-21-03

CERTIFICATIONS

I, J. Ed Eisemann, IV, certify that:

1. I have reviewed this annual report on Form 10-K of The Republic Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003	/s/ J. Ed Eisemann, IV
J. Ed Eisemann, IV
Chairman of the Board, Director, Chief Executive Officer, Chief Financial and Accounting Officer

                I, J. Ed Eisemann IV, Chief Financial and Accounting Officer of The Republic Corporation (the "Registrant"), do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, with respect to this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of the Registrant (the "Report"), that to the best of my knowledge:

(1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Registrant.

This certification is made solely for purposes of 18 U.S.C. Section 1350 and not for any other purpose.

/s/ J. Ed Eisemann, IV	Chief Financial and	March 21, 2003
J. Ed Eisemann, IV	Accounting Officer	Date

SUPPLEMENTAL INFORMATION

The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.