Form 10-Q
period 2003-03-31
REPUBLIC CORP /TX/
filed 2003-05-15
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2003.         Commission File Number 0-8597
                                                   ----------------------------



                            THE REPUBLIC CORPORATION
                            -------------------------

Texas                                                                 74-0911766
-------                                                               ----------
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


5340 Weslayan - P.O. Box 270462, Houston, Tx         77277
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

                                                             YES  X    NO
                                                                 ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                             YES       NO  X
                                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2003

Common Stock, $1.00 Par Value                                   Shares  333,725
-----------------------------                                          ---------
                                                               (excluding 23,119
                                                         shares held as treasury
                                                                         shares)

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q




                                                                     PAGE
Part I.   Financial Information

          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                    December 31, 2002 and March 31, 2003.              1

                  Consolidated Statements of Income
                    for the three months ended
                    March 31, 2002 and 2003.                           2

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2002 and 2003.        3

                  Notes to Financial Statements                        4

         Item 2.  Management's Discussion and Analysis                 5-10

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                    12

         Item 4.  Controls and Procedures                              12

Part II. Other Information                                             13

Signatures                                                             14

Certification                                                          14-15

ITEM 1.  FINANCIAL STATEMENTS

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheets

                                                                                         March 31,        December 31,
                                                                                           2003              2002
                                                                                       (Unaudited)        (Restated)
----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) . . . . . . . . . . . . . . . . . . . . . . .       $   6,026,205      $   5,781,622
Investment securities:
          Held-to-maturity
                    Market value at 3-31-03 $23,109,825
                    Market value at 12-31-02 $23,192,854 . . . . . . . . . . .          22,425,345         22,470,121
          Federal Reserve Bank Stock . . . . . . . . . . . . . . . . . . . . .              24,000             24,000
                                                                                       -----------        -----------
                                                                                     $  28,475,550      $  28,275,743

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          109,289,041        109,359,880
          Plus: Uncollected earned interest . . . . . . . . . . . . . . . . .              919,867            624,047
          Less: Allowance for losses . . . . . . . . . . . . . . . . . . . . .          (1,700,300)        (1,700,060)
                                                                                       -----------        -----------
          Net loans and other receivables  . . . . . . . . . . . . . . . . . .         108,508,608        108,283,867
                                                                                       -----------        -----------
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           38,350,000         40,750,000
Property, equipment and vehicles (net)  . . . . . . . . . . . . . . . . . . .            2,977,422          3,033,582
Other real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             354,309            350,977
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              488,418            488,418
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             436,079            436,079
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              174,325            324,857
                                                                                       -----------        -----------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 179,764,711      $ 181,943,523
                                                                                       ===========        ===========

Liabilities and Stockholders' Equity
Deposits (Domestic):
          Demand (non-interest bearing)  . . . . . . . . . . . . . . . . . . .       $  22,274,695      $  21,052,697
          Savings, time and demand (Interest-bearing)  . . . . . . . . . . . .         138,870,804        142,722,417
                                                                                       -----------        -----------
                                                                                     $ 161,145,499      $ 163,775,114

Accounts payable and accrued interest payable . . . . . . . . . . . . . . . .        $     781,152            834,228
Accrued taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .              210,126             60,247
                                                                                       -----------        -----------

          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 162,136,777      $ 164,669,589
                                                                                       -----------        -----------

Minority Interest in Consolidated Subsidiary . . . . . . . . . . . . . . . . .             508,186            497,123
                                                                                       -----------        -----------

Stockholders' Equity
          Common stock (par value $1; 750,000 shares
          authorized, 356,844 shares issued including
          stock held in treasury at 3-31-03 and
          12-31-02)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             356,844            356,844
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             234,931            234,931
Less cost of treasury stock (23,119 shares at 3-31-03 and
          12-31-02)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (91,303)           (91,303)
                                                                                       -----------        -----------
                    Total contributed capital . . . . . . . . . . . . . . . .              500,472            500,472
                                                                                       -----------        -----------
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,619,276         16,276,339
                                                                                       -----------        -----------
          Total Stockholders' equity  . . . . . . . . . . . . . . . . . . . .           17,119,748         16,776,811
                                                                                       -----------        -----------

          Total liabilities and stockholders equity . . . . . . . . . . . . .        $ 179,764,711      $ 181,943,523
                                                                                       ===========        ===========

The accompanying notes are an integral part of these financial statements.


                                      (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                              Statements of Income
                               Three Months Ended

                                                                                         March 31,        March 31,,
                                                                                           2003             2002
                                                                                       (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Interest Income
        Interest and fees on loans                                                      $ 2,093,908      $ 2,341,058
                                                                                        -----------      -----------
        Interest on federal funds sold and securities
               purchased under agreement to resell ...........................              114,284          105,092
        Interest and dividends on investment
               Securities of U.S. Government and
                      government agenciess ...................................              191,067          358,196
               Obligations of states, political
                      subdivisions and other obligations
                      secured by the governments .............................               29,211           29,211
                                                                                        -----------      -----------
               Total interest on investments and funds sold ..................              334,562          492,499
                                                                                        -----------      -----------
               Total interest income .........................................            2,428,470        2,833,557
                                                                                        -----------      -----------
Interest expense:
        Interest on deposits .................................................              697,498        1,067,359
                                                                                        -----------      -----------
               Total Interest expense ........................................              697,498        1,067,359
                                                                                        -----------      -----------
        Net interest income ..................................................            1,730,972        1,766,198
Provision for loan losses ....................................................              (88,827)        (201,861)
                                                                                        -----------      -----------
        Net interest income after provision for
               loan losses ..................................................             1,642,145        1,564,337
                                                                                        -----------      -----------
Other income:
        Service charges on deposit accounts ..................................               55,728           38,742
        Other service charges, commission and fees ...........................              132,948           92,288
        Net income- other real estate ........................................                3,014              -0-
        Other income .........................................................               85,590           79,516
                                                                                        -----------      -----------
        Total other income ...................................................              277,280          210,546
                                                                                        -----------      -----------
 Other expenses:
        Salaries and wages ...................................................              541,920          525,732
        Employee benefits ....................................................              129,592          160,498
        Net occupancy expenses ...............................................               64,075           66,436
        Furniture and equipment expenses .....................................               30,889           29,606
        Depreciation other than rental property ..............................               77,263           84,147
        Computer service center ..............................................              157,429          136,507
        FDIC-insurance .......................................................                6,472           14,124
        Professional services ................................................               69,856           72,201
        Advertising ..........................................................               43,001           47,223
        Other operating expenses .............................................              253,051          247,964
                                                                                        -----------      -----------
               Total other expenses ..........................................            1,373,548        1,384,438
                                                                                        -----------      -----------
               Income before income taxes ....................................              545,877          390,445
        Less applicable income taxes (Current) ...............................              192,000          199,050
                                                                                        -----------      -----------
               Income before reduction for minority interest .................              353,877          191,395
        Less minority interest income ........................................               10,940            5,422
                                                                                        -----------      -----------
               Net income ....................................................          $   342,937      $   185,973
                                                                                        ===========      ===========

               Earnings per share ..............................................        $      1.03      $       .56
                                                                                        -----------      -----------

The accompanying notes are an integral part of these financial statements.


                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                                                                         Three  Months Ended
                                                                                      March 31,        March 31,
                                                                                        2003             2002
                                                                                    (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    342,937          $185,973
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        77,263            84,147
           Provision for loan losses  . . . . . . . . . . . . . . . . . . . . .        88,827           201,861
           Amortization (accretion) of discounts and
                Premium  . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,776            39,382
           Other real estate gains (loss)/net . . . . . . . . . . . . . . . . .        (3,014)               -0-
              (Decrease) increase in interest payable . . . . . . . . . . . . .       (53,076)           51,236
           (Increase) decrease in interest receivable  . . . . . . . . . . . .       (295,820)           61,295
           (Increase) decrease in other assets  . . . . . . . . . . . . . . . .       150,532          (335,836)
           Increase (decrease) in other liabilities . . . . . . . . . . . . . .       160,942           165,166
                                                                                   ----------        ----------
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       170,430           267,251
                                                                                   ----------        ----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .       513,367           453,224
                                                                                   ----------        ----------
Cash flows from investing activities
   Net (increase) decrease in loans made to customers . . . . . . . . . . . . .       (90,838)        2,325,038
   Capital expenditure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,103)          (81,817)
   Proceeds from sale of other real estate  . . . . . . . . . . . . . . . . . .        72,772               -0-
                                                                                   ----------        ----------
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .       (39,169)        2,243,211
                                                                                   ----------        ----------
Cash flows from financing activities
  Net increase (decrease) in demand deposits, NOW
  account, savings accounts and certificates of deposit . . . . . . . . . . . .    (2,629,615)        5,305,505
                                                                                   ----------        ----------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .    (2,629,615)        5,305,505
                                                                                   ----------        ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .     (2,155,417)        8,001,950
                                                                                   ----------        ----------

 Cash and cash equivalents at beginning of year:
   Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . .     5,781,622         6,740,872
   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,750,000        21,975,000
                                                                                   ----------        ----------
Cash and cash equivalents at beginning of year: . . . . . . . . . . . . . . . .    46,531,622        28,715,872
                                                                                   ==========        ==========
Cash and cash equivalents at the end of the period:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,026,205         6,667,822
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38,350,000        30,050,000
                                                                                   ----------        ----------
Cash and cash equivalents at the end of the period: . . . . . . . . . . . . . .  $ 44,376,205      $ 36,717,822
                                                                                   ==========        ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    750,574      $  1,016,123
  Cash paid for income tax . . . . . . . . . . . . . . . . . . . . . . . . . .   $        -0-      $        -0-
  Real estate acquired in settlement of loans  . . . . . . . . . . . . . . . .   $     73,090      $    158,501

The accompanying notes are an integral part of these financial statements.


                                      (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                                 March 31, 2003


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. The balance sheet for December 31, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $488,418 and the corresponding increases in the minority interest in the Company's consolidated subsidiary by $11,272 and retained earnings by $477,146. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 2002. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 -- EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income available for common stockholders by the average number of shares of common stock outstanding during the period (333,725 shares).


                                      (4)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of operations and financial condition, liquidity and capital resources of The Republic Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

GENERAL

     Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies. Foremost among these is market interest rates, both in terms of absolute level and in terms of rate of change. Management is responsible for appropriately structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can periodically cause a negative earnings impact on the most well conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management's ability to appropriately manage this exposure. Deterioration in either the national economy or in Southern Colorado and Northern New Mexico can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The management task in this area is defined as a process of decision making that appropriately accommodates changed circumstance in the mix of determinant factors that go into the credit granting process. Lastly, the effective management of technology is a growing factor in defining financial institution results. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk.

ASSET QUALITY

     Loans placed on non-accrual remain at an elevated level, a result of the progressive accumulation over the past 15 months of loans that are, or once were, past-due 60 days, the point where they are automatically placed on non-accrual. As a matter of practice, loans are also placed on non-accrual when the borrower has become highly leveraged, has been charged with serious crimes or has demonstrated any other characteristic that makes further payments questionable. Currently, 31% of the non-accruing loan total is contractually past-due 60 days, or more. We typically collect interest on a cash basis when payments are made on non-accrual loans and will usually return such loans to accruing status when the outlook has materially improved and payments have been made on a timely basis for at least two quarters.

     The restructured total consists of twelve loans, still accruing, that have necessitated modified terms due to adverse financial circumstances. Loans in this category are often taken off restructured status when the situation has improved and original payment terms have been restored. (Please see PROBLEM ASSETS below)

     Loans outstanding have been flat over the first quarter of 2003, however, there has been significant movement amongst loan types. Significantly, commercial real estate loans fell $608 thousand and loans secured by 1-4 family homes rose $909 thousand during this period, the continuance of a trend experienced during all of 2002. Also, commercial and industrial loans fell $677 thousand during the first quarter of 2003. (Please see LOAN CONCENTRATIONS below)


                                      (5)

                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                                March 31,              December 31,
                                                      --------       -----------------------------
                                                        2003         2002        2001        2000
Nonaccrual loans                                        $2,589      $2,304      $1,008      $1,076
Past-due loans (90 days or more and still accruing)        -0-         -0-         -0-         149
Restructured loans (still accruing)                        451         349          81         781
                                                        ------       -----       -----        ----
     Total problem loans                                $3,040      $2,653      $1,089      $2,006
Foreclosed assets
     Real estate                                           354         351         255          38
     In-substance foreclosures                             -0-         -0-         -0-         -0-
     Other                                                  60         -0-         -0-          17
                                                        ------       -----       -----        ----
             Total Problem Assets                       $3,454      $3,004      $1,344      $2,061
                                                        ======       =====       =====        ====

Total problem loans as
     a percentage of total loans                           2.8%        2.4%        1.0%        1.8%
Total problem assets as a
     percentage of total loans
     and foreclosed assets                                 3.1%        2.7%        1.2%        1.8%

                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                March 31,        December 31,
                                     ----------     -------------------
                                        2003        2002          2001

Commercial and industrial            $  8,999     $  9,676     $  7,424
Agricultural                            1,247        1,244        1,754
Real Estate-Construction                4,359        3,672        3,262
Real Estate-Mortgage                   84,225       83,928       89,617
Installment loans to Individuals       10,459       10,840       11,233
                                      -------      -------      -------
          Totals                     $109,289     $109,360     $113,290
                                      =======      =======      =======


SOURCES AND USES OF FUNDS

     Cash flows differed materially when comparing the first quarter of 2003 with the same period in 2002. In the 2003 period, deposits fell $2.6 million, compared with growth of $5.3 million in the 2002 period. The decline in deposits in the first quarter of 2003 resulted in part in a $2.2 million reduction in cash and cash equivalents, with loan growth being flat during the same period. In contrast, the deposit growth experienced in the first quarter of 2002, coupled with a reduction of $2.3 million in loans outstanding, flowed into cash and cash-equivalents, the latter growing $8.0 million during the same period. Historically low interest rates and a noticeably softer local economy in 2003 could largely explain the contrasting deposit growth performance in the two periods. The absence of loan growth in both periods is also tied to these factors, with increasing competition for a diminishing supply of commercial loans and a record rate of residential refinancing playing leading roles. (Please see Statement of Cash Flows on page 3)

LIQUIDITY

     Liquidity, our ability to respond to withdrawal or loan requests from customers, remained only slightly lower at the end of the first quarter of 2003, compared with year-end, 2002 levels. Cash and due from banks, readily marketable securities and federal funds sold totaled approximately 41% of total liabilities at the


                                      (6)

March 31, 2003 quarter-end, compared with approximately 42% at year-end, 2002. (Please see Balance Sheet on page 1)

INTEREST RATE SENSITIVITY MANAGEMENT

     In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. Based on current repricing structure, it is anticipated that we have sufficient tools in place to minimize or eliminate any adverse earnings impact caused by interest rate change. We do not invest in derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see Repricing Schedule on page 8 and Investment Securities on page 9)


                                      (7)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     3-31-03

                                  3 MO           3-12        1-3        OVER
(dollars in thousands)           OR LESS        MONTHS      YEARS      3 YEARS
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                        $ 14,423      $ 25,865      $ 10,827      $58,049

Federal Funds Sold               38,350           -0-           -0-          -0-

Taxable Securities ** (at par)      -0-        10,000        10,000          -0-

Municipal Bonds (at par)            -0-           -0-           -0-        2,295
                                --------      --------      --------     -------

          TOTAL                $ 52,773      $ 35,865      $ 20,827      $60,344
                                ========      ========      ========     =======


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit   $ 34,791      $ 35,853      $  9,494      $   -0-

NOW Accounts                      1,792           -0-           -0-          -0-

Super NOW Accounts               30,338           -0-           -0-          -0-

Savings Accounts                  9,748           -0-           -0-          -0-

MMDA Accounts                    16,855           -0-           -0-          -0-
                                --------      --------      --------     -------

          TOTAL                $ 93,524      $ 35,853      $  9,494      $   -0-
                                ========      ========      ========     =======

Interest Rate Sensitivity Gap   (40,751)           12        11,333       60,344

Cumulative Interest Rate
          Sensitivity Gap       (40,751)      (40,739)      (29,406)      30,938

* Does not include overdrawn demand deposits of $21 thousand or $104 thousand in overdraft loans
**   Does not include $24 thousand in Federal Reserve Bank stock


                                      (8)

INVESTMENT SECURITIES

                                     TABLE 4

                             CARRYING       UNREALIZED   UNREALIZED    MARKET
                              VALUE           GAINS         LOSSES      VALUE
                            ---------       ----------   ----------   ---------
March 31, 2003
--------------
   Held-to-Maturity *:
   U.S. Treasury Securities          --             --       --              --
   Other                    $22,425,345    $   684,480       --     $23,109,825

December 31, 2002
-----------------
   Held-to-Maturity*:
   U.S. Treasury Securities          --             --       --              --
   Other                    $22,470,121    $   722,733       --     $23,192,854

December 31, 2001
-----------------
   Held-to-Maturity*:
   U.S. Treasury Securities          --             --       --              --
   Other                    $32,639,115    $   397,400       --     $33,036,515

* Securities which we have the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purposes and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value has occurred. Cost of securities sold is determined on the specific identification method.


                                      (9)

CAPITALIZATION

     The negative asset growth during the first quarter of 2003, coupled with retained earnings growth during the same period, has resulted in significant growth in both risk-based capital ratios as well as the Tier 1 leverage ratio. (Please see Table 5, CAPITAL)

                                TABLE 5 - CAPITAL


                                              *  MARCH 31,       DECEMBER 31,
                                               -----------       ------------
                                                   2003            2002

Tier 1 risk-based capital
     (minimum is 4%)                               17.91%         17.43%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                               19.17%         18.69%

Tier 1 leverage (minimum is 3%)                     9.53%         9.12%

*Estimate

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Negative loan growth and a yield curve that offers few opportunities in the relatively near term (2-3 years) has made growth in net interest income problematic. In fact, net interest income for the first quarter of 2003 fell approximately 2% below the first quarter 2002 level, this occurring in the midst of unprecedented declines in interest rates. Continual adjustments to interest-bearing, deposit account offering rates will remain the primary means of ensuring comparable results for the remainder of 2003. We will be prepared to take advantage of any opportunity to appropriately grow loan totals or improve investment portfolio yields should the enabling circumstances occur in the marketplace. (Please see Statement of Income on page 2)

OTHER INCOME AND EXPENSE

     The loan loss provision of $89 thousand in the first quarter of 2003 was materially smaller ($113 thousand) than the same period in 2002, a circumstance that primarily relates to loan loss exposure in the year-ago period. Net charge-offs for the first quarter of 2003 also totaled $89 thousand versus a negative $1 thousand in the year-ago period, the former elevated by our current practice, adopted during the fourth quarter of 2002, of charging off the entire principal amount of defaulted auto loans. This practice is driven by the likelihood of a protracted selling period due to the current oversupply of used autos in this market. Recoveries are taken into the reserve account once these units are sold. By comparison, the average, quarterly net charge-off for the 2001 and 2002 time frame was approximately $65 thousand.

     Service charge and fee income was approximately $58 thousand higher than in the year-ago period. This is primarily a result of revised fee calculation schedules and higher fees in some cases.

     Non-interest expense was comparable to prior year levels, with computer and data processing costs showing the only significant increases. (Please see Statement of Income on page 2)


                                      (10)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Southern Colorado and Northern New Mexico area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in state and federal regulatory regimes applicable to our operations, loan demand, the ability of customers to repay loans, consumer saving habits, employment costs, and other risk factors detailed in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     "Forward-looking statements" in this document can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes. The statements in "risk-factors" and other statements and disclaimers in our Annual Report on Form 10-K constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


                                      (11)

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See INTEREST RATE SENSITIVITY MANAGEMENT on page 7.


ITEM 4.   CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures

     Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(B) Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


                                      (12)

                                     PART II

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          not applicable

Item 2.   CHANGES IN SECURITIES

          not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          not applicable

Item 5.   OTHER INFORMATION

          Restatement of Financial Statements.

     In April 2003, we became aware of the need to record deferred income tax assets which had not been properly recorded in prior periods. We have included in this Quarterly Report on Form 10-Q a restated balance sheet for December 31, 2002 to reflect the previously unrecorded deferred income tax asset of $488,418 and the corresponding increases in the minority interest in our consolidated subsidiary by $11,272 and retained earnings by $477,146. We plan to file as soon as reasonably practicable amendments to our Form 10-Ks for the fiscal years ended December 31, 2002, 2001 and 2000 and amendments to Form 10-Qs filed in these fiscal years to restate the financial statements included in these reports to reflect the correct treatment of deferred income tax assets and make related adjustments.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits
              99.1 Certificate of Chief Executive and Chief Financial
                   Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

          b). No reports on Form 8-K have been filed during the quarter for which this report was filed.


                                      (13)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE REPUBLIC CORPORATION



Date: May 15, 2003                              /S/ J. ED EISEMANN, IV
                                                --------------------------
                                                Chairman of the Board






                                 CERTIFICATIONS

I, J. Ed Eisemann, IV, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Republic
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


                                      (14)

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                              /s/ J. ED EISEMANN, IV
      ------------                              --------------------------
                                                     J. Ed Eisemann, IV
                                               Chairman of the Board, Director,
                                               Chief Executive Officer, Chief
                                               Financial and Accounting Officer


                                      (15)

                                  EXHIBIT INDEX


99.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)