Form 10-Q/A
period 2002-03-31
REPUBLIC CORP /TX/
filed 2003-07-01
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-Q/A

                                 Amendment No. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended March 31, 2002          Commission File Number 0-8597
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

                                                               YES  X   NO
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

                            THE REPUBLIC CORPORATION
                                   FORM 10-Q/A

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to The Republic Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2002, to restate in their entirety Items 1, 2 and 3 of Part I and Item 6 of Part II in order to restate our consolidated balance sheet as of December 31, 2001 and March 31, 2002 and make the corresponding adjustments throughout such quarterly report. For completeness purposes, the full Form 10-Q is filed herein; however, no other portions of the original Form 10-Q have been amended.

     The restatement relates to deferred income taxes which had not been properly recorded in prior periods. We plan to file as soon as reasonably practicable amendments to our Form 10-Ks for the fiscal years ended December 31, 2001 and 2000 and amendments to the Form 10-Qs filed in these fiscal years to restate the financial statements included in these reports to reflect the correct treatment of deferred income taxes and make related adjustments.

     This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q filed on May 3, 2002, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the revisions described above.

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q



                                                                                  Page
                                                                                  ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                      December 31, 2001, and March 31, 2002 (Restated)               1

                  Consolidated Statements of Income for the three months
                      Ended March 31, 2001 and 2002                                  2

                  Consolidated Statements of Cash Flows for the three months
                      Ended March 31, 2001 and 2002                                  3

                  Notes to Financial Statements                                      4

         Item 2.  Management's Discussion and Analysis                             5-9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

Part II. Other Information                                                          10

Signatures                                                                          11

Certification                                                                       11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheets

                                                        March 31        December 31
                                                          2002             2001
                                                       (Restated)        (Restated)
------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand) ................       6,667,822       $  6,740,872
Investment securities:
     Held-to-maturity
          Market value at  3-31-02 32,717,361
                                   ----------
          Market value at 12-31-01 33,036,515....      32,599,733         32,639,115
                                   ----------

     Available-for-sale
          Market value at  3-31-02   24,000
                                   ----------
          Market value at 12-31-01   24,000......          24,000             24,000
                                   ----------        ------------       ------------
                                                     $ 39,291,555       $ 39,403,987

Loans ...........................................    $110,903,218       $113,289,960
     Plus: Uncollected earned interest ..........         754,616            815,911
     Less: Allowance for losses .................      (1,815,000)        (1,612,000)
     Net loans and other receivables.............     109,842,834        112,493,871
                                                     ------------       ------------
Federal funds sold...............................      30,050,000         21,975,000
Property, equipment and vehicles (net)...........       3,172,957          3,175,287
Other real estate................................         317,575            254,732
Deferred income taxes............................         473,970            473,970
Goodwill.........................................         436,079            436,079
Other assets.....................................         739,481            403,645
                                                     ------------       ------------
     Total assets................................    $184,324,451       $178,616,571
                                                     ============       ============

Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing)...............    $ 21,504,845       $ 21,085,881
     Savings, time and
     demand (Interest-bearing)...................     145,444,527        140,557,986
                                                     ------------       ------------
                                                     $166,949,372       $161,643,867

Accounts payable and accrued interest payable....       1,053,426          1,002,190
Accrued taxes payable............................         217,101             57,357
                                                     ------------       ------------

     Total liabilities...........................    $168,219,899       $162,703,414
                                                     ------------       ------------

Minority Interest in Consolidated Subsidiary.....         424,941            419,519
                                                     ------------       ------------

Stockholders' Equity
     Common stock (par value $1;
     750,000 shares authorized,
     356,844 shares issued
     including stock held in
     treasury at 3-31-02 and 12-31-01)...........    $    356,844       $    356,844
Additional paid-in capital.......................         234,931            234,931
Less cost of treasury stock
     (23,119 shares at 3-31-02 and
     23,119 at 12-31-01).........................         (91,303)           (91,303)
                                                     ------------       ------------
          Total contributed capital..............         500,472            500,472
                                                     ------------       ------------
Retained earnings................................      15,179,139         14,993,166
                                                     ------------       ------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes)...........              -0-                -0-
          Stockholders' equity...................     $15,679,611        $15,493,638
                                                     ------------       ------------
     Total liabilities and stockholders equity...    $184,324,451       $178,616,571
                                                     ============       ============

The accompanying note is an integral part of these financial statements.


                                      (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                              Statements of Income


                                                                Three months ended
                                                           ---------------------------
                                                               March 31      March 31
                                                                 2002         2001
--------------------------------------------------------------------------------------
Interest Income:
     Interest and fees on loans.........................   $  2,341,058     $2,593,767
     Interest on funds sold and securities
         purchased under agreement to resell............        105,092        105,682
     Interest and dividends on investments
         Securities of U.S. Treasury and
             government sponsored agencies..............        358,196         19,153
         Obligations of states, political
             subdivisions and other obligations
             secured by the government .................         29,211             -0-
                                                           ------------     ----------
         Total interest on investments..................        492,499        624,835
                                                           ------------     ----------
         Total interest income..........................   $  2,833,557     $3,218,602
                                                           ============     ==========

Interest expense:
     Interest on deposits...............................      1,067,359      1,558,442
                                                            -----------      ---------
         Total Interest expense.........................      1,067,359      1,558,442
                                                           ------------     ----------
         Net interest income............................      1,766,198      1,660,160
Provision for loan losses...............................       (201,861)       (47,641)
                                                           ------------     ----------
     Net interest income after provision for
         loan losses....................................      1,564,337      1,612,519
                                                           ------------     ----------
Other income:
     Service charges on deposit accounts................         38,742         55,171
     Other service charges, commission and fees.........         92,288        140,750
     Gain on sale of securities.........................             -0-            -0-
     Net income- other real estate......................             -0-            -0-
     Other income.......................................         79,516         13,059
                                                           ------------     ----------
         Total other income.............................        210,546        208,980
                                                           ------------     ----------
Other expenses:
     Salaries and wages.................................        525,732        471,334
     Employee benefits..................................        160,498        137,585
     Net occupancy expenses.............................         66,436         67,575
     Furniture and equipment expenses...................         29,606         36,415
     Depreciation other than rental property............         84,147         71,104
     Net cost-other real estate.........................             -0-            -0-
     Computer service center............................        136,507        110,555
     FDIC-insurance.....................................         14,124         14,326
     Professional services..............................         72,201         51,701
     Advertising........................................         47,223         20,341
     Other operating expenses...........................        247,964        311,821
                                                           ------------     ----------
         Total other expenses...........................      1,384,438      1,292,757
                                                           ------------     ----------
         Income before income taxes.....................        390,445        528,742
     Less applicable income taxes (Current).............        199,050        205,000
                                                           ------------     ----------
         Income before reduction for minority interest..        191,395        323,742
     Less minority interest income (loss)...............          5,422         10,671
                                                           ------------     ----------
         Net income.....................................   $    185,973     $  313,071
                                                           ============     ==========

         Earnings per share.............................   $        .56     $      .94

The accompanying note is an integral part of these financial statements.


                                       (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                                                                Three Months Ended
                                                                            ---------------------------
                                                                             March 31          March 31
                                                                              2002              2002
--------------------------------------------------------------------------------------------------------
Cash flows and operating activities:
    Net income (loss)..............................................         $   185,973      $   313,071
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation.........................................              84,147           71,104
              Provision for loan losses............................             201,861           47,641
              Amortization (accretion) of discounts and
                   premium.........................................              39,382         (254,171)
              Other real estate gains/net..........................                  -0-              -0-
              Investment securities gains/net......................                  -0-              -0-
              Loss on sale of subsidiary stock.....................                  -0-          57,639
              Re-appraisal - other real estate.....................                  -0-              -0-
              (Decrease) increase in interest payable..............              51,236          (20,137)
              (Increase) decrease in interest receivable...........              61,295         (186,704)
              (Increase) decrease in other assets..................            (335,836)         (30,326)
              Increase (decrease) in other liabilities.............             165,166          170,529
                                                                            -----------      -----------
Total adjustments..................................................             267,251         (144,425)
                                                                            -----------      -----------
Net cash provided by (used in) operating activities................             453,224          168,646
                                                                            -----------      -----------
Cash flows from investing activities:
    Proceeds from sales of subsidiary stock........................                  -0-          10,000
    Proceeds from sales of investment securities...................                  -0-              -0-
    Proceeds from maturities of investment securities..............                  -0-              -0-
    Purchase of investment securities..............................                  -0-              -0-
    Net (increase) decrease in loans made to customers.............           2,325,038       (1,103,638)
    Capital expenditure............................................            ( 81,817)        (273,144)
    Proceeds from sale of other real estate........................                  -0-              -0-
                                                                            -----------      -----------
Net cash provided by (used in) investing activities................           2,243,221       (1,366,782)
                                                                            -----------      -----------
Cash flows from financing activities
    Net increase (decrease) in demand deposits, NOW
    account, savings accounts and certificates of deposit..........           5,305,505       (5,058,508)
Purchase of treasury stock.........................................                  -0-              -0-
                                                                            -----------      -----------

Net cash provided by (used in) financing...........................           5,305,505       (5,058,508)
                                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents...............           8,001,950       (6,256,644)
                                                                            -----------      -----------

Cash and cash equivalents at beginning of year:
    Cash and due from banks........................................           6,740,872        5,813,679
    Federal funds sold.............................................          21,975,000       10,800,000
                                                                            -----------      -----------
Cash and cash equivalents at beginning of year.....................          28,715,872       16,613,679
                                                                            -----------      -----------
Cash and cash equivalents at March 31
    Cash and due from banks........................................           6,667,822        4,982,035
    Federal funds sold.............................................          30,050,000        5,375,000
                                                                            -----------      -----------
Cash and cash equivalents at March 31..............................         $36,717,822      $10,357,035
                                                                            ===========      ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest.........................................           1,016,123        1,578,579
    Cash paid for income tax.......................................                  -0-              -0-

The accompanying note is an integral part of these financial statements.


                                      (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements

                                 March 31, 2002


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The balance sheet as of December 31, 2001 and March 31, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $473,970, and the corresponding increases in the minority interest in the Company's consolidated subsidiary by $10,838 and retained earnings by $463,132. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended
December 31, 2001. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

                             TABLE 1 PROBLEM ASSETS

     (dollars in thousand)                       March 31                  December 31
                                                 --------        -----------------------------
                                                    2002           2001       2000        1999
Nonaccrual loans                                  $  757         $1,008   $  1,076     $   837
Past-due loans (over 90 days)                         -0-            -0-       149          -0-
Restructured loans                                    82             81        781       1,022
                                                  ------         ------   --------     -------
    Total problem loans                           $  839         $1,089   $  2,006     $ 1,859
Foreclosed assets
    Real estate                                      318            255         38          43
    In-substance foreclosures                         -0-            -0-        -0-         -0-
    Other                                              8             -0-        17          23
                                                  ------         ------   --------     -------
        Total Problem Assets                      $1,165         $1,344   $  2,061     $ 1,925
                                                  ======         ======   ========     =======
Total problem loans as
    a percentage of total loans                      .8%            1.0%      1.8%        1.9%
Total problem assets as a
    percentage of total loans
    and foreclosed assets                           1.0%            1.2%      1.8%        2.0%

                           TABLE 2 LOAN CONCENTRATIONS

(Dollars in thousands)                  March 31             December 31
                                        --------      ------------------------
                                          2002           2001         2000
                                        --------      ------------------------
Commercial                              $  7,674      $  7,424      $  7,361
Agricultural                               1,620         1,754         3,029
Real Estate-Construction                   3,367         3,262         8,122
Real Estate-Mortgage                      87,716        89,617        84,256
Installment loans to Individuals          10,526        11,233        11,210
                                        --------      --------      --------
Totals                                  $110,903      $113,290      $113,978
                                        ========      ========      ========


                                       (5)

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


                                       (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     3-31-02
(dollars in thousands)
                                         3 MO        3-12       1-5        OVER
                                        OR LESS     MONTHS     YEARS      5 YEARS
                                        ------      ------     ------     ------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X months/years)

Loans *                                 21,261      33,066     20,104     36,456

Federal Funds Sold                      30,050         -0-        -0-        -0-

Taxable Securities **                    5,000       5,000     20,000        -0-

Municipal Bonds                            -0-         -0-        -0-      2,295
                                        ------      ------     ------     ------

     TOTAL                              56,311      38,066     40,104     38,751
                                        ======      ======     ======     ======


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X months/years)

Time Certificates of Deposit            35,615      40,608      6,728        -0-

NOW Accounts                             1,971         -0-        -0-        -0-

Super NOW Accounts                      34,963         -0-        -0-        -0-

Savings Accounts                         9,625         -0-        -0-        -0-

MMDA Accounts                           15,888         -0-        -0-        -0-
                                        ------      ------     ------     ------

     TOTAL                              98,062      40,608      6,728         -0-
                                        ======      ======     ======     ======

Interest Rate Sensitivity Gap          (41,751)    (2,542)     33,376     38,751

Cumulative Interest Rate
     Sensitivity Gap                   (41,751)    (44,293)   (10,917)    27,834

    *  Does not include overdrawn demand deposits of $16 thousand
    ** Does not include $24 thousand in Federal Reserve Bank stock


                                      (7)

INVESTMENT SECURITIES

                                     TABLE 4

                                          CARRYING      UNREALIZED     UNREALIZED      MARKET
                                           VALUE          GAINS          LOSSES        VALUE
                                        -----------     ----------     ----------    -----------
MARCH 31, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities            $        --      $     --       $     --     $        --
    Other                                32,599,733       117,628             --      32,717,361
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                     --            --             --              --
         Other                               24,000            --             --          24,000
                                        -----------      --------       --------     -----------
                                         32,623,733       117,628             --      32,741,361
                                        -----------      --------       --------     -----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities                     --            --             --              --
    Other                                32,639,115       397,400             --      33,036,515
(2) Available-for-Sale Securities
    Carried at Fair Value:
    U.S. Treasury Securities                     --            --             --              --
    Other                                    24,000            --             --          24,000
                                        -----------      --------       --------     -----------
                                         32,663,115       397,400             --      33,060,515
                                        -----------      --------       --------     -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
     U.S. Treasury Securities                    --            --             --              --
     Other                               31,961,129       270,094             --      32,231,223
(2)  Available-for-Sale Securities
     Carried at Fair Value:
     U.S. Treasury Securities                    --            --             --              --
     Other                                   24,000            --             --          24,000
                                        -----------      --------       --------     -----------
                                        $31,985,129      $270,094       $     --     $32,255,223
                                        -----------      --------       --------     -----------

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


                                TABLE 5 - CAPITAL

                                                (Restated)  (Restated)
                                                *March 31   December 31
                                                ---------   -----------
                                                   2002        2001

Tier 1 risk-based capital
     (minimum is 4%)                              15.58%       15.30%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                              16.84%       16.56%

Tier 1 leverage (minimum is 3%)                    8.69%        8.65%

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
             99.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the
                   Sarbanes-Oxley Act of 2002)

         b) No reports on Form 8-K have been filed during the quarter for which this report was filed.


                                      (10)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE REPUBLIC CORPORATION



Date: June 30, 2003                             /s/ J. ED EISEMANN, IV
                                                --------------------------
                                                Chairman of the Board




Date: June 30, 2003
                                                --------------------------
                                                Director



                                  CERTIFICATION

      I, J. Ed Eisemann, IV, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of the Republic Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: June 30, 2003                      /s/  J. ED EISEMANN, IV
      -------------                    -----------------------------------------
                                       J. Ed Eisemann, IV
                                       Chairman of the Board, Director,
                                       Chief Executive Officer,
                                       Chief Financial and Accounting Officer


                                      (11)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

99.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


                                      (12)