Form 10-Q/A
period 2002-06-30
REPUBLIC CORP /TX/
filed 2003-07-01
CIK 202995

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Six Months Ended June 30, 2002

                          Commission File Number 0-8597

                            THE REPUBLIC CORPORATION

                 TEXAS                                 74-0911766
                 ------                                ----------
    (STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


              5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX 77277
                     -----------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


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

                           YES  X   NO
                               ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002

Common Stock, $1.00 Par Value                                  Shares  356,844
-----------------------------                                          -------
                                                 Outstanding at June 30, 2002,
                                                 (including 23,119 shares held
                                                           as treasury shares)

                            THE REPUBLIC CORPORATION
                                   FORM 10-Q/A

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to The Republic Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2002, to restate in their entirety Items 1, 2 and 3 of Part I and Item 6 of Part II in order to restate our consolidated balance sheet as of December 31, 2001 and June 30, 2002 and make the corresponding adjustments throughout such quarterly report. For completeness purposes, the full Form 10-Q is filed herein; however, no other portions of the original Form 10-Q have been amended.

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

     This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q filed on July 31, 2002, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the revisions described above.

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                                                              Page
                                                                              ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets
                     December 31, 2001, and June 30, 2002 (Restated).            1

                  Consolidated Statements of Income for the three months
                     and six months ended June 30, 2001 and 2002.                2

                  Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2001 and 2002.                               3

                  Notes to Financial Statements                                  4

         Item 2.  Management's Discussion and Analysis                         5-9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     9

Part II. Other Information                                                      10

Signatures                                                                      11

Certification                                                                   11

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheets
                                                      (Restated)         (Restated)
                                                       June 30           December 31
                                                         2002               2001
                                                     ------------       ------------
Assets
Cash and due from banks (demand)..............        $ 5,730,283        $ 6,740,872
Investment securities:
   Held-to-maturity
     Market value at  6-30-02  28,046,793
                               ----------
     Market value at 12-31-01  33,036,515.....         27,557,937         32,639,115
                               ----------
Available-for-sale
     Market value at  6-30-02      24,000
                                   ------
     Market value at 12-31-01      24,000.....             24,000             24,000
                                   ------
                                                     ------------       ------------
                                                     $ 33,312,220       $ 39,403,987
                                                     ------------       ------------

Loans.........................................        110,682,357        113,289,960
   Plus:  Uncollected earned interest.........            883,870            815,911
   Less:  Allowance for losses...............          (1,763,000)        (1,612,000)
                                                     ------------       ------------
   Net loans and other receivables............        109,803,227        112,493,871
                                                     ------------       ------------
Federal funds sold............................         35,550,000         21,975,000
Property, equipment and vehicles (net)........          3,112,065          3,175,287
Other real estate.............................            252,079            254,732
Deferred Income Taxes                                     473,970            473,970
Goodwill......................................            436,079            436,079
Other assets..................................            534,206            403,645
                                                     ------------       ------------
   Total assets...............................       $183,473,846       $178,616,571
                                                     ============       ============

Liabilities and Stockholders' Equity
Deposits (Domestic):
   Demand (non-interest bearing)..............       $ 20,740,342       $ 21,085,881
   Savings, time and demand
     (Interest-bearing).......................        144,873,064        140,557,986
                                                     ------------       ------------
                                                     $165,613,406       $161,643,867

Accounts payable and accrued interest
payable.......................................            978,408          1,002,190
Accrued taxes payable.........................            391,495             57,357
   Total liabilities .........................        166,983,309        162,703,414
                                                     ------------       ------------
Minority Interest in Consolidated Subsidiary..            474,606            419,519
                                                     ------------       ------------

Stockholders Equity
   Common stock (par value $1; 750,000
     shares authorized, 356,844 shares
     issued including stock held
     in treasury at 6-30-02 and
     12-31-01)................................            356,844            356,844
Additional paid-in capital....................            234,931            234,931
Less cost of treasury stock (23,119 shares
   at 6-30-02 and 23,119 at 12-31-01).........            (91,303)           (91,303)
                                                     ------------       ------------
     Total contributed capital................            500,472            500,472
                                                     ------------       ------------
Retained earnings.............................         15,515,459         14,993,166
                                                     ------------       ------------

Net Unrealized Gain (Loss) on Securities
   Available-for-Sale (Net of Taxes)..........                 -0-                -0-
     Stockholders' equity.....................         16,015,931         15,493,638
                                                     ------------       ------------
   Total liabilities and stockholders equity..       $183,473,846       $178,616,571
                                                     ============       ============

   The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                              Statements of Income

                                               Three Months Ended                  Six Months Ended
                                           ---------------------------      ---------------------------
                                             June 30          June 30         June 30          June 30
                                              2002             2001            2002             2001
                                           -----------      ----------      ----------       ----------
Interest Income
   Interest and fees on loans ........     $ 2,267,411      $2,618,164      $4,608,469       $5,211,931
                                           -----------      ----------      ----------       ----------
   Interest on funds sold and
     securities purchased under
     agreement to resell..............         153,104         170,059         258,196          275,741
   Interest and dividends on
     investments
     Securities of U.S. Government
        and government agencies.......         302,442         294,604         660,638          813,757
   Obligations of states, political
     subdivisions
     and other obligations secured
     by the government ...............          28,410          58,517          57,621           58,517
                                           -----------      ----------      ----------       ----------
     Total interest on investments....         483,956         523,180         976,455        1,148,015
                                           -----------      ----------      ----------       ----------
     Total interest income............     $ 2,751,367      $3,141,344      $5,584,924       $6,359,946
                                           -----------      ----------      ----------       ----------

Interest expense:
   Interest on deposits ..............       1,016,853       1,441,706       2,084,212        3,000,148
                                           -----------      ----------      ----------       ----------
     Total Interest expense ..........       1,016,853       1,441,706       2,084,212        3,000,148
                                           -----------      ----------      ----------       ----------
   Net interest income ...............       1,734,514       1,699,638       3,500,712        3,359,798
Provision for loan losses ............         (40,313)        (37,891)       (242,174)         (85,532)
                                           -----------      ----------      ----------       ----------
   Net interest income after
     provision for  loan losses ......     $ 1,694,201      $1,661,747      $3,258,538       $3,274,266
                                           -----------      ----------      ----------       ----------

Other income:
   Service charges on deposit
     accounts ........................          48,917          55,393          87,659          110,564
   Other service charges,
     commission and fees..............         128,537         228,932         220,825          369,682
   Gain on sale of securities.........             -0-             -0-             -0-              -0-
     Net income - other real estate...           2,999             -0-           2,999              -0-
   Other income ......................         107,994          52,520         187,510           65,579
                                           -----------      ----------      ----------       ----------
     Total other income ..............     $   288,447      $  336,845      $  498,993       $  545,825
                                           -----------      ----------      ----------       ----------

Other expenses:
   Salaries and wages ................         530,088         482,937       1,055,820          954,270
   Employee benefits .................         119,475         115,227         279,973          252,812
   Net occupancy expenses ............         181,903         154,553         248,339          222,128
   Furniture and equipment expenses...          17,832          38,765          47,438           75,180
   Depreciation ......................          88,425          72,481         172,572          143,585
   Computer service center............         148,449         104,556         284,956          215,111
   FDIC-assessment....................             (45)          6,666          14,079           20,992
   Professional services..............          28,327          46,945         100,528           98,645
   Advertising........................          51,058          39,350          98,281           59,691
   Other operating expenses ..........         307,328         275,231         555,292          587,052
                                           -----------      ----------      ----------       ----------
     Total other expenses ............     $ 1,472,840      $1,336,711      $2,857,278       $2,629,466
                                           -----------      ----------      ----------       ----------
     Income before income taxes.......         509,808         661,881         900,253        1,190,625
   Less applicable income taxes
     (Current)........................         161,000         234,000         360,050          439,000
                                           -----------      ----------      ----------       ----------
     Income before reduction for               348,808         427,881         540,203          751,625
        minority interest.............
   Less minority interest income
     (loss)...........................          12,488          12,570          17,910           23,241
                                           -----------      ----------      ----------       ----------
     Net income ......................     $   336,320       $ 415,311       $ 522,293        $ 728,384
                                           ===========      ==========      ==========       ==========
     Earnings per share ..............     $      1.01      $     1.24            1.57       $     2.18

   The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                                          Six Months Ended
                                                   -----------------------------
                                                     June 30           June 30
                                                       2002              2001
                                                   -----------       -----------
Cash flows and operating activities:
   Net income (loss)..........................     $   522,293       $   728,384
                                                   -----------       -----------
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation.............................         172,572           143,585
     Provision for loan losses................         242,174            85,532
     Amortization (accretion) of
        discounts and premium ................          81,178          (440,172)
     Other real estate gains/net..............          (2,999)               -0-
     Investment Securities gains/net..........              -0-               -0-
     Loss on sale of subsidiary stock.........          31,377                -0-
     Re-appraisal - other real estate.........              -0-               -0-
     (Decrease) increase in interest
        payable...............................         (23,782)         (199,228)
     (Increase) decrease in interest
        receivable............................         (67,959)         (160,801)
     (Increase) decrease in other assets......        (130,561)         (273,592)
     Increase (decrease) in other
        liabilities...........................         352,848           498,497
                                                   -----------       -----------
Total adjustments ............................     $   654,848       $  (346,179)
                                                   -----------       -----------
Net cash provided by (used in)
operating activities .........................     $ 1,177,141       $   382,205
                                                   -----------       -----------
Cash flows from investing activities:
   Proceeds from sales of subsidiary stock....           5,000            20,000
   Purchase of subsidiary stock...............              -0-          (10,000)
   Proceeds from maturities of investment
     securities...............................       5,000,000        15,000,000
   Purchase of investment securities..........              -0-       (5,000,000)
   Net (increase) decrease in loans
     made to customers........................       2,426,081        (3,683,678)
   Capital expenditure........................        (109,350)         (595,058)
   Proceeds from sale of other real estate....          96,000                -0-
                                                   -----------       -----------
Net cash provided by (used in)
   investing activities ......................      $7,417,731       $ 5,731,264
                                                   -----------       -----------
Cash flows from financing activities
   Net increase (decrease) in demand
     deposits, NOW account, savings
     accounts and certificates of deposit.....       3,969,539          (856,672)
Purchase of treasury stock....................              -0-               -0-
                                                   -----------       -----------
Net cash provided by (used in) financing           $ 3,969,539       $  (856,672)
                                                   -----------       -----------
Net increase (decrease) in cash
   and cash equivalents ......................     $12,564,411       $ 5,256,797
                                                   -----------       -----------

Cash and cash equivalents at
   beginning of year:
   Cash and due from banks....................       6,740,872         5,813,679
   Federal funds sold.........................      21,975,000        10,800,000
                                                   -----------       -----------
Cash and cash equivalents at
   beginning of year..........................     $28,715,872       $16,613,679
                                                   -----------       -----------
Cash and cash equivalents at June 30, 2002
   Cash and due from banks....................       5,730,283         4,645,476
   Federal funds sold.........................      35,550,000        17,225,000
                                                   -----------       -----------
Cash and cash equivalents at
   June 30, 2000..............................     $41,280,283       $21,870,476
                                                   ===========       ===========
Supplemental disclosures of cash
   flow information:
   Cash paid for interest.....................       1,016,123         3,199,376
   Cash paid for income tax...................         384,384           427,000

    The accompanying note is an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 2002


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The balance sheet as of December 31, 2001 and June 30, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $473,970, and the corresponding increases in the minority interest in the Company's consolidated subsidiary by $10,838 and retained earnings by $463,132.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended
December 31, 2001. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

                             TABLE 1 PROBLEM ASSETS


                                                              December 31
(dollars in thousands)                June 30     ------------------------------------
                                        2002        2001         2000          1999
                                      ---------   ---------    ---------     ---------
Nonaccrual loans                      $  1,244    $  1,008     $  1,076      $    837
Past-due loans (over 90 days)               -0-         -0-         149            -0-
Restructured loans                         199          81          781         1,022
                                      ---------   ---------    ---------     ---------
   Total problem loans                $  1,443    $  1,089     $  2,006      $  1,859
Foreclosed assets
   Real estate                             252         255           38            43
   In-substance foreclosures                -0-         -0-          -0-           -0-
   Other                                     8          -0-          17            23
                                      ---------   ---------    ---------     ---------
     Total Problem Assets             $  1,703    $  1,344     $  2,061      $  1,925
                                      =========   =========    =========     =========
Total problem loans as a
   percentage of total loans              1.3%        1.0%         1.8%          1.9%
Total problem assets as a
   percentage of total loans
   and foreclosed ass                     1.5%        1.2%         1.8%          2.0%


                           TABLE 2 LOAN CONCENTRATIONS

                                                       December 31
 (dollars in thousands)                June 30    ----------------------
                                        2002         2001         2000
                                      ---------   ---------    ---------
Commercial                            $  8,275    $  7,424     $  7,361
Agricultural                             1,407       1,754        3,029
Real Estate-Construction                 3,161       3,262        8,122
Real Estate-Mortgage                    87,195      89,617       84,256
Installment loans to Individuals        10,644      11,233       11,210
                                      ---------   ---------    ---------
Totals                                $110,682    $113,290     $113,978
                                      =========   =========    =========

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

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     6-30-02

                                3 Mos         3-12         1-3         Over
(dollars in thousands)         or Less       Months       Years      3 Years
                              -----------   ---------   ----------   ---------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                         15,877        31,579      17,978       44,955
Federal Funds Sold              35,550            -0-         -0-          -0-
Taxable Securities **               -0-        5,000      20,000           -0-
Municipal Bonds                     -0-           -0-         -0-       2,295
                              -----------   ---------   ----------   ---------
      TOTAL                     51,427        36,579      37,978       47,250
                              ===========   =========   ==========   =========

RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)
Time Certificates of
Deposit                         35,541        42,860       3,758           -0-
NOW Accounts                     1,978            -0-         -0-          -0-
Super NOW Accounts              36,370            -0-         -0-          -0-
Savings Accounts                 9,880            -0-         -0-          -0-
MMDA Accounts                   15,166            -0-         -0-          -0-
                              -----------   ---------   ----------   ---------
      TOTAL                     98,935        42,860       3,758           -0-
                              ===========   =========   ==========   =========
Interest Rate
   Sensitivity Gap             (47,508)       (6,281)     34,220       47,250

Cumulative Interest Rate
   Sensitivity Gap             (47,508)      (53,789)    (19,569)      27,681

*  Does not include overdrawn demand deposits of $17 thousand

** Does not include $24 thousand in Federal Reserve Bank stock

INVESTMENT SECURITIES

                                     TABLE 4

(dollars in thousands)              Carrying      Unrealized     Unrealized       Market
                                      Value          Gains         Losses          Value
                                   ------------   ------------   ------------   ------------
JUNE 30, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities                 -              -              -              -
    Other                           27,557,937        488,856              -     28,046,793
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities                 -              -              -              -
    Other                               24,000              -              -         24,000
                                   ------------   ------------   ------------   ------------
                                    27,581,937        488,856              -     28,070,793
                                   ------------   ------------   ------------   ------------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities                 -              -              -              -
    Other                           32,639,115        397,400              -     33,036,515
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities                 -              -              -              -
    Other                               24,000              -              -         24,000
                                   ------------   ------------   ------------   ------------
                                    32,663,115        397,400              -     33,060,515
                                   ------------   ------------   ------------   ------------
  DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities                 -              -              -              -
    Other                           31,961,129        270,094              -     32,231,223
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities                 -              -              -              -
    Other                               24,000              -              -         24,000
                                   ------------   ------------   ------------   ------------
                                    31,985,129        270,094              -     32,255,223
                                   ------------   ------------   ------------   ------------

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

                                TABLE 5 - CAPITAL


                                  (Restated)    (Restated)
                                   *June 30      December
                                     2002          2001
                                  ----------    ----------
Tier 1 risk-based capital             16.17%        15.30%
    (minimum is 4%)

Tier 1 + Tier 2 risk based            17.43%        16.56%
    capital (minimum is 8%)

Tier 1 leverage (minimum is            8.71%         8.65%
    3%) *ESTIMATE

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



                                       THE REPUBLIC CORPORATION




Date:  June 30, 2003                   /s/ J. ED EISEMANN, IV
                                       ---------------------------------------
                                       Chairman of the Board




Date:  June 30, 2003
                                       ---------------------------------------
                                       Director



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