Form 10-Q/A
period 2002-09-30
REPUBLIC CORP /TX/
filed 2003-07-01
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-Q/A

                                 Amendment No. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended September 30, 2002      Commission File Number 0-8597
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.


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

                            THE REPUBLIC CORPORATION
                                   FORM 10-Q/A

                                EXPLANATORY NOTE


     We are filing this Amendment No. 1 to The Republic Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2002, to restate in their entirety Items 1, 2, 3 and 4 of Part I and Item 6 of Part II in order to restate our consolidated balance sheet as of December 31, 2001 and September 30, 2002 and make the corresponding adjustments throughout such quarterly report. For completeness purposes, the full Form 10-Q is filed herein; however, no other portions of the original Form 10-Q have been amended.

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

     This amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q filed on November 7, 2002, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the revisions described above.

                            THE REPUBLIC CORPORATION

                     Index to Quarterly Report on Form 10-Q



                                                                              Page
                                                                              ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

            Consolidated Balance Sheets
                December 31, 2001, and September 30, 2002 (Restated              1

            Consolidated Statements of Income for the three months
                and nine months ended September 30, 2001 and 2002                2

            Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2001 and 2002                                3

            Notes to Financial Statements                                        4

         Item 2.  Management's Discussion and Analysis                         5-9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk    10

         Item 4   Controls and Procedures                                       10

Part II. Other Information                                                   10-11

Signatures                                                                      12

Certification                                                                   12

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheets

                                                      September 30        December 31
                                                         2002                2001
                                                       (Restated)          (Restated)
--------------------------------------------------------------------------------------
Assets
Cash and due from banks (demand)...............        $ 5,835,117       $   6,740,872
Investment securities:
     Held-to-maturity
          Market value at  9-30-02  28,339,765
                                    ----------
          Market value at 12-31-01  33,036,515.         27,514,650          32,639,115
                                    ----------
     Available-for-sale
          Market value at  9-30-02     24,000
                                    ----------
          Market value at 12-31-01     24,000               24,000              24,000
                                    ----------        ------------       -------------
                                                       $33,373,767       $  39,403,987

Loans..........................................        109,793,441         113,289,960
     Plus: Uncollected earned interest ........          1,061,808             815,911
     Less: Allowance for losses................         (1,734,000)         (1,612,000)
                                                      ------------       -------------
     Net loans and other receivables...........        109,121,249         112,493,871
                                                      ------------       -------------
Federal funds sold ............................         42,425,000          21,975,000
Property, equipment and vehicles (net).........          3,078,057           3,175,287
Other real estate..............................            321,837             254,732
Deferred income taxes..........................            473,970             473,970
Goodwill  .....................................            436,079             436,079
Other assets...................................            747,394             403,645
                                                      ------------       -------------
     Total assets..............................       $189,977,353        $178,616,571
                                                      ============       =============

Liabilities and Stockholders' Equity
Deposits (Domestic):
     Demand (non-interest bearing).............       $ 23,269,415       $  21,085,881
     Savings, time and demand
        (Interest-bearing).....................        148,275,305         140,557,986
                                                      ------------       -------------
                                                      $171,544,720       $ 161,643,867
Accounts payable and
     accrued interest payable..................       $    927,679       $   1,002,190
Accrued taxes payable..........................            610,786              57,357
                                                      ------------       -------------
     Total liabilities.........................       $173,083,185       $ 162,703,414
                                                      ------------       -------------

Minority Interest in
     Consolidated Subsidiary...................            486,898             419,519
                                                      ------------       -------------
Stockholders' Equity
     Common stock (par value $1;
     750,000 shares authorized,
     356,844 shares issued including
     stock held in treasury at
     9-30-02 and 12-31-01).....................            356,844             356,844
Additional paid-in capital ....................            234,931             234,931
Less cost of treasury stock
     (23,119 shares at 9-30-02
     and 23,119 at 12-31-01)...................            (91,303)            (91,303)
                                                      ------------       -------------
          Total contributed capital ...........            500,472             500,472
                                                      ------------       -------------
Retained earnings..............................         15,906,798          14,993,166
                                                      ------------       -------------
Net Unrealized Gain (Loss) on Securities
     Available-for-Sale (Net of Taxes).........                 -0-                 -0-
          Stockholders' equity.................         16,407,270          15,493,638
                                                      ------------       -------------
     Total liabilities and
        stockholders equity....................       $189,977,353       $178,616,571
                                                      ============       =============


The accompanying note is an integral part of these financial statements.


                                      (1)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                              Statements of Income


                                                                 Three Months Ended                Nine  Months Ended
                                                             ---------------------------      ----------------------------
                                                               Sept. 30       Sept. 30           Sept. 30       Sept. 30
                                                                2002           2001               2002           2001
                                                             -----------    ------------      -----------      -----------
Interest
Income
      Interest and fees on loans........................      $2,240,494      $2,676,088       $6,848,963       $7,888,019
                                                             -----------    ------------      -----------      -----------
      Interest on funds sold and securities
           purchased under agreement to resell..........         179,135         202,279          437,331          478,020
      Interest and dividends on investments
           Securities of U.S. Government and
              government agencies.......................         273,219         324,388          933,857        1,138,145
           Obligations of states, political
              subdivisions and other obligations
              secured by the government ................          29,211          29,262           86,832           87,779
                                                             -----------    ------------      -----------      -----------
           Total interest on investments................         481,565         555,929        1,458,020        1,703,944
                                                             -----------    ------------      -----------      -----------
           Total interest income........................       2,722,059       3,232,017        8,306,983        9,591,963
                                                             -----------    ------------      -----------       ----------
Interest expense:
      Interest on deposits .............................         942,073       1,449,193        3,026,285        4,449,341
                                                             -----------    ------------      -----------      -----------
           Total Interest expense.......................         942,073       1,449,193        3,026,285        4,449,341
                                                             -----------    ------------      -----------      -----------
      Net interest income...............................       1,779,986       1,782,824        5,280,698        5,142,622
Provision for loan losses...............................         (69,602)        (86,840)        (311,776)        (172,372)
                                                             -----------    ------------      -----------      -----------

Net interest income after provision for
           loan losses..................................       1,710,384       1,695,984        4,968,922        4,970,250
                                                             -----------    ------------      -----------      -----------
Other income:
      Service charges on deposit accounts...............          48,794          54,972          136,453          165,536
      Other service charges, commission and fees........         130,216          78,786          351,041          448,468
      Gain on sale of securities........................              -0-             -0-              -0-              -0-
      Net income- other real estate.....................             (37)             -0-           2,962               -0-
      Other income......................................          75,250          39,631          262,760          105,210
                                                             -----------    ------------      -----------      -----------
           Total other income...........................         254,223         173,389          753,216          719,214
                                                             -----------    ------------      -----------      -----------
Other expenses:
      Salaries and wages................................         534,744         526,761        1,590,564        1,481,031
      Employee benefits.................................         119,425         129,549          399,398          382,361
      Net occupancy expenses............................          61,453          90,866          309,792          312,994
      Furniture and equipment expenses..................          34,897          43,607           82,335          118,787
Depreciation other than rental property.................          87,998          88,124          260,570          231,709
      Net cost-other real estate........................              -0-             -0-              -0-              -0-
      Computer service center...........................         131,613         136,645          416,569          351,756
      FDIC-insurance....................................          13,888           6,687           27,967           27,679
      Professional services.............................          49,603          42,950          150,131          141,595
      Advertising.......................................          45,742          54,923          144,023          114,614
      Other operating expenses..........................         275,612         290,738          830,904          877,790
                                                             -----------    ------------      -----------      -----------
           Total other expenses.........................       1,354,975       1,410,850        4,212,253        4,040,316
                                                             -----------    ------------      -----------      -----------
           Income before income taxes...................         609,632         458,523        1,509,885        1,649,148
Less applicable income taxes (Current)..................         206,000         140,000          566,050          579,000
                                                             -----------    ------------      -----------      -----------
           Income before reduction for
              minority interest.........................         403,632         318,523          943,835        1,070,148
      Less minority interest income (loss)..............          12,293           8,653           30,203           31,894
                                                             -----------    ------------      -----------      -----------
           Net income...................................     $   391,339    $    309,870      $   913,632      $ 1,038,254
                                                             ===========    ============      ===========      ===========

           Earnings per share...........................     $      1.17    $        .93      $      2.74      $      3.11


The accompanying note is an integral part of these financial statements.


                                      (2)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                                                                      Nine  Months Ended
                                                                                  --------------------------
                                                                                    Sept. 30        Sept. 30
                                                                                       2002          2001
                                                                                  -----------    -----------
Cash flows and operating activities:
     Net income (loss)..................................................          $   913,632    $ 1,038,254
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation.............................................              260,570        231,709
               Provision for loan losses................................              311,776        172,372
               Amortization (accretion) of discounts and
                    premium.............................................              124,465       (545,888)
               Other real estate gains (loss)/net.......................               (2,962)           -0-
               Investment securities gains/net..........................                   -0-           -0-
               Loss of sale on subsidiary stock.........................               31,377        57,639
               Re-appraisal - other real estate.........................                   -0-            -0-
               (Decrease) increase in interest payable..................              (74,511)      (424,803)
               (Increase) decrease in interest receivable...............             (245,897)      (606,065)
               (Increase) decrease in other assets......................             (343,749)      (463,460)
               Increase (decrease) in other liabilities.................              584,431        593,813
                                                                                  -----------    -----------
Total adjustments.......................................................              645,500       (984,683)
                                                                                  -----------    -----------
Net cash provided by (used in) operating activities.....................            1,559,132         53,571
                                                                                  -----------    -----------
Cash flows from investing activities:
     Proceeds from sales of subsidiary stock............................                5,000         10,000
          Purchase of subsidiary stock                                                     -0-            -0-
          Proceeds from maturities of investment securities.............            5,000,000     15,000,000
     Purchase of investment securities..................................                   -0-   (10,000,000)
     Net (increase) decrease in loans made to customers . . .                       3,146,600     (2,557,143)
     Capital expenditure................................................             (163,340)       (829,771)
     Proceeds from sale of other real estate............................               96,000             -0-
                                                                                  -----------    -----------
Net cash provided by (used in) investing activities.....................            8,084,260      1,623,086
                                                                                  -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW
     account, savings accounts and certificates of deposit..............            9,900,853     12,152,702
Purchase of treasury stock..............................................                  -0-             -0-
                                                                                  -----------    -----------
Net cash provided by (used in) financing activities.....................            9,900,853     12,152,702
                                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents....................           19,544,245     13,829,359
                                                                                  -----------    -----------
 Cash and cash equivalents at beginning of year:
     Cash and due from banks............................................            6,740,872      5,813,679
     Federal funds sold.................................................           21,975,000     10,800,000
                                                                                  -----------    -----------
Cash and cash equivalents at beginning of year..........................           28,715,872     16,613,679
                                                                                  ===========    ===========
Cash and cash equivalents at Sept. 30, 2002
     Cash and due from banks............................................            5,835,117      5,693,038
     Federal funds sold.................................................           42,425,000     24,750,000
                                                                                  -----------    -----------
Cash and cash equivalents at Sept. 30, 2002.............................          $48,260,117    $30,443,038
                                                                                  ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid for interest.............................................            3,105,565      4,874,144
     Cash paid for income tax...........................................              608,000        584,210


The accompanying note is an integral part of these financial statements.


                                      (3)

                       REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                               September 30, 2002


Note 1 -- BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The balance sheet as of December 31, 2001 and September 30, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $473,970, and the corresponding increases in the minority interest in the Company's consolidated subsidiary by $10,838 and retained earnings by $463,132. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are on Form 10-K for the fiscal year ended December 31, 2001. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)               September 30                    December 31
                                     ------------    -------------------------------
                                          2002           2001       2000       1999
                                          ----           ----       ----       ----
Nonaccrual loans                       $ 1,883       $  1,008     $ 1,076    $   837
Past-due loans (over 90 days)               -0-            -0-        149         -0-
Restructured loans                          99             81         781      1,022
                                       -------       --------     -------    -------
        Total problem loans            $ 1,982       $  1,089     $ 2,006    $ 1,859
Foreclosed assets
        Real estate                        322            255          38         43
        In-substance foreclosures           -0-            -0-         -0-        -0-
        Other                               -0-            -0-         17         23
                                       -------       --------     -------    -------
             Total Problem Assets      $ 2,304       $  1,344     $ 2,061    $ 1,925
Total problem loans as
     a percentage of total loans          1.8%           1.0%        1.8%       1.9%
Total problem assets as a
     percentage of total loans
     and foreclosed assets                2.1%           1.2%        1.8%       2.0%


                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)               September  30         December 31
                                     -------------   ----------------------------
                                          2002           2001              2000
                                          ----           ----              ----
Commercial                           $   8,562       $  7,424          $  7,361
Agricultural                             1,292          1,754             3,029
Real Estate-Construction                 3,588          3,262             8,122
Real Estate-Mortgage                    85,739         89,617            84,256
Installment loans to Individuals        10,612         11,233            11,210
                                     ---------        -------            ------
        Totals                       $ 109,793       $113,290          $113,978


                                      (5)

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


                                      (6)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          Table 3 - REPRICING SCHEDULE
                                     9-30-02

                                        3 MO       3-12        1-3      OVER
(dollars in thousands)                 OR LESS    MONTHS      YEARS    3 YEARS
                                       -------    ------      -----    -------
RATE SENSITIVE ASSETS
(Assets that can be
repriced within X days)

Loans *                                13,539     30,493     14,741     50,905

Federal Funds Sold                     42,425         -0-        -0-        -0-

Taxable Securities **                   5,000      5,000     15,000         -0-

Municipal Bonds                            -0-        -0-        -0-     2,295
                                       ------     ------     ------     ------
     TOTAL                             60,964     35,493     29,741     53,200
                                       ======     ======     ======     ======


RATE SENSITIVE LIABILITIES
(Liabilities that can be
repriced within X days)

Time Certificates of Deposit           35,095     43,760      5,601         -0-

NOW Accounts                            1,856         -0-        -0-        -0-

Super NOW Accounts                     34,529         -0-        -0-        -0-

Savings Accounts                        9,858         -0-        -0-        -0-

MMDA Accounts                          17,573         -0-        -0-        -0-
                                       ------     ------     ------     ------

     TOTAL                             98,911     43,760      5,601         -0-
                                       ======     ======     ======     ======

Interest Rate Sensitivity Gap         (37,947)    (8,267)    24,140     53,200

Cumulative Interest Rate
     Sensitivity Gap                  (37,947)   (46,214)   (22,074)    31,126


     * Does not include overdrawn demand deposits of $13 thousand or $103 thousand in overdraft loans
     ** Does not include $24 thousand in Federal Reserve Bank stock


                                      (7)

INVESTMENT SECURITIES
                                     TABLE 4

                                   CARRYING      UNREALIZED   UNREALIZED     MARKET
                                    VALUE          GAINS       LOSSES         VALUE
                                  ----------      -------      -------     ----------
SEPTEMBER  30, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities              --           --           --             --
    Other                         27,514,650      825,115           --     28,339,765
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities              --           --           --             --
    Other                             24,000           --           --         24,000
                                  ----------      -------      -------     ----------
                                  27,538,650      825,115           --     28,363,765
                                  ----------      -------      -------     ----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities              --           --           --            --
    Other                         32,639,115      397,400           --     33,036,515
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities              --           --           --             --
    Other                             24,000           --           --         24,000
                                  ----------      -------      -------     ----------
                                  32,663,115      397,400           --     33,060,515
                                  ----------      -------      -------     ----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities              --           --           --             --
    Other                         31,961,129      270,094           --     31,231,223
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities              --           --           --             --
    Other                             24,000           --           --         24,000
                                  ----------      -------      -------     ----------
                                  31,985,129      270,094           --     32,255,223
                                  ----------      -------      -------     ----------


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

                                TABLE 5 - CAPITAL

                                               (Restated)        (Restated)
                                              *September 30     December 31
                                              --------------    -----------
                                                     2002          2001
Tier 1 risk-based capital
     (minimum is 4%)                               16.47%        15.30%

Tier 1 + Tier 2 risk based capital
     (minimum is 8%)                               17.73%        16.56%

Tier 1 leverage (minimum is 3%)                     8.76%         8.65%
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

     The bank's year-to-date performance in 2002 continues to show the negative effect of a $140m higher year-to-date provision for loan losses. This is a by-product of higher levels of nonperforming loans, a slower economy compared with 2001 and conservative classification criteria within the bank. Year-to-date net losses for 2002 stand at $189m, compared with $171m in the 2001 period.

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


                                      (9)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See INTEREST RATE SENSITIVITY MANAGEMENT on page 7.

CONTROLS AND PROCEDURES

     (A) Evaluation of disclosure controls and procedures

     Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Amendment No. 1 to our Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Amendment No. 1 to our Quarterly Report on Form 10-Q was being prepared.

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


                                                THE REPUBLIC CORPORATION



Date: June 30, 2003                             /s/ J. ED EISEMANN, IV
                                                ---------------------------
                                                Chairman of the Board



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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


                                      (12)

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


                                      (13)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

99.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


                                      (14)