Form 10-K/A
period 2002-12-31
REPUBLIC CORP /TX/
filed 2003-07-01
CIK 202995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

       Title of Each Class          Name of Each Exchange On Which Registered
  -----------------------------------------------------------------------------
             None                                    None

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, anD will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value for the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                          $624,115 as of June 30, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                            THE REPUBLIC CORPORATION
                                   FORM 10-K/A

                                EXPLANATORY NOTE


      We are filing this Amendment No. 1 to The Republic Corporation's Annual Report on Form 10-K, filed on March 21, 2003, to restate in their entirety
Items 1, 6, 7, 8, 14 and 15 in order to restate our financial statements for the years ended December 31, 2002, 2001 and 2000 and make the corresponding adjustments throughout the Form 10-K. Other minor typographical changes have been made to Item 1 and Item 7 and certain corrections were made to the title of one of our officers in Items 10 and 11. For completeness purposes, the full Form 10-K is filed herein; however, no other portions of the original Form 10-K have been amended.

      As previously disclosed, on March 28, 2003, Dixon, Waller & Co.,
Inc. ("Dixon Waller") declined to stand for re-election as our independent auditor. The reports of Dixon Waller on our financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Effective March 31, 2003, we engaged BKD, LLP as our new independent auditor.

      The restatement of our financial statements relates to deferred income taxes which had not been properly recorded in prior periods. See Note 2 to the Consolidated Financial Statements and the discussions below for further information. We plan to file as soon as reasonably practicable amendments to our Form 10-Ks for the fiscal years ended December 31, 2001 and 2000 and amendments to the Form 10-Qs filed in these fiscal years to restate the financial statements included in these reports to reflect the correct treatment of deferred income taxes and make related adjustments necessary as a result of such corrected treatment.

      This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K filed on March 21, 2003, or modify or update the disclosures presented in the original Form 10-K, except to reflect the revisions described above and in Note 2 to the Consolidated Financial Statements.

                            THE REPUBLIC CORPORATION
                                   FORM 10-K/A
                                      INDEX

                                                                            PAGE

IMPORTANT TERMS..............................................................1

PART I.......................................................................1

      ITEM 1.     Business...................................................1

      ITEM 2.     Properties................................................12

      ITEM 3.     Legal Proceedings.........................................12

      ITEM 4.     Submission of Matters to a Vote of Securities Holders.....12

PART II.....................................................................12

      ITEM 5.     Market for The Republic Corporation's Stock...............12

      ITEM 6.     Selected Financial Data...................................13

      ITEM 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................14

      ITEM 7A     Quantitative and Qualitative Disclosures About Market
                  Risk......................................................20

      ITEM 8.     Financial Statements (Restated) and Supplementary Data....21

      ITEM 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................42

PART III....................................................................43

      ITEM 10.    Directors and Executive Officers of The Republic
                  Corporation...............................................43

      ITEM 11.    Executive Compensation....................................44

      ITEM 12.    Security Ownership of Certain Beneficial Owners and
                  Management................................................45

      ITEM 13.    Certain Relationships and Related Transactions............45

      ITEM 14.    Controls and Procedures...................................46

PART IV.....................................................................47

      ITEM 15.    Exhibits, Financial Statement, Schedules, and Reports
                  on Form 8-K...............................................47

SIGNATURES..................................................................49

CERTIFICATIONS..............................................................50

SUPPLEMENTAL INFORMATION....................................................50

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

ITEM 1.     Business.

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

COMPETITION.

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

BALANCE SHEET ANALYSIS.

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

                                    TABLE #1

Year Ended December 31, 2002               Average       Interest      Yield/
(Dollars in Thousands)                     Balance       Rev./Exp.      Rate
                                          -----------    ----------    -------
ASSETS
   Investment securities:
     Taxable.......................        $ 26,292        $ 1,168      4.4%
     Tax exempt....................           2,295            189      8.2%
   Loans ..........................         110,688          9,237      8.3%
     Less: Reserve for loan loss ..          (1,751)
   Funds sold......................          36,194            590      1.6%
                                          ----------      ---------
     Total Earnings Assets.........         173,718        $11,184      6.4%
                                          ----------      =========

   Cash and due from banks.........           5,649
   Other assets....................           5,862
                                          ----------
     TOTAL ASSETS..................        $185,229
                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money
   market deposits.................        $ 53,229        $   785      1.5%
   Savings deposits-Other..........           9,590            134      1.4%
Time deposits......................          82,733          2,946      3.6%
                                          ----------      ---------
     TOTAL INTEREST BEARING
     LIABILITIES...................         145,552          3,865      2.7%
                                          ----------      ---------
NET INTEREST REVENUE...............                        $ 7,319      3.7%
                                                          =========

NET INTEREST REVENUE TO EARNING ASSETS                                  4.2%

   Demand deposits (non-interest
   bearing)........................        $ 21,622
   Other liabilities...............           1,467
   Stockholders' Equity                      16,588
                                          ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY..........        $185,229
                                          ==========

                                    TABLE #2

                                          (Monthly)
Year Ended December 31, 2001               Average        Interest       Yield/
(Dollars in Thousands)                     Balance        Rev./Exp.       Rate
                                          -----------     ----------    ----------
ASSETS
   Investment securities:
      Taxable......................        $ 25,550         $ 1,518        5.9%
      Tax exempt...................           2,295             189        8.2%
   Loans ..........................         116,050          10,541        9.1%
      Less: Reserve for loan loss..          (1,607)
   Funds sold......................          16,879             610        3.6%
                                          ----------       ---------
      Total Earning Assets.........         159,167         $12,858        8.1%
                                          ----------       =========
   Cash and due from banks.........           5,269
   Other assets....................           5,887
                                          ----------
      TOTAL ASSETS                         $170,323
                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money
   market deposits.................        $ 46,317         $ 1,403        3.0%
   Savings deposits - Other  ......           9,005             216        2.4%
   Time deposits...................          76,097           4,108        5.4%
                                          ----------       ---------
      TOTAL INTEREST BEARING
      LIABILITIES..................         131,419           5,727        4.4%
                                          ----------       ---------

NET INTEREST REVENUE...............                         $ 7,131        3.7%
                                                           =========

NET INTEREST REVENUE TO EARNING ASSETS                                     4.5%

   Demand deposits (non-interest
   bearing)........................        $ 21,906
   Other liabilities...............           1,619
   Stockholders' equity............          15,379
                                          ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $170,323
                                          ==========

                                    TABLE #3

                                          (Monthly)
Year Ended December 31, 2000               Average       Interest      Yield/
(Dollars in Thousands)                     Balance       Rev./Exp.      Rate
                                          -----------    ----------    -------
ASSETS
   Investment securities:
      Taxable......................       $ 27,087        $ 1,765        6.5%
      Tax exempt...................             73              6        8.2%
   Loans ..........................        108,445          9,615        8.9%
      Less: Reserve for loan loss..         (1,441)
   Funds sold......................         21,752          1,356        6.2%
                                         ----------      ---------
      Total Earning Assets.........        155,916        $12,742        8.2%
                                         ----------      =========
   Cash and due from banks.........          4,940
   Other assets....................          4,850
                                         ----------
      TOTAL ASSETS.................       $165,706
                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest bearing demand and money
   market deposits.................       $ 45,091        $ 1,925        4.3%
   Savings deposits - Other  ......          9,037            291        3.2%
   Time deposits...................         74,905          4,331        5.8%
                                         ----------      ---------
      TOTAL INTEREST BEARING
      LIABILITIES..................        129,033          6,547        5.1%
                                         ----------      ---------

NET INTEREST REVENUE...............                       $ 6,195        3.1%
                                                         =========

NET INTEREST REVENUE TO EARNING ASSETS                                   4.0%

   Demand deposits (non-interest
   bearing)........................       $ 21,487
   Other liabilities...............          1,582
   Stockholders' equity............         13,604
                                         ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY.........       $165,706
                                         ==========

The following table presents statistical information regarding the components of net interest income of the Registrant and an analysis of the changes in net interest income due to changes in volume and rates.

Analysis of Changes in Components of Net Interest Income
(Dollars in thousands)

                                    TABLE #4

                                   2002 vs 2001                    2001 vs 2000
                           ------------------------------  ------------------------------
                                      Yield/                          Yield/
                           Volume      Rate      Total     Volume      Rate       Total
                           --------  ---------  ---------  --------   --------   --------
Increase (decrease) in
  interest income on:
Loans ..................    $(444)   $  (860)   $(1,304)    $ 690      $ 236      $ 926
Investment securities...       31       (381)      (350)       40       (173)      (133)
Federal funds sold......      106       (125)       (19)     (122)      (624)      (746)
                           --------  ---------  ---------  --------   --------   --------
                             (307)    (1,366)    (1,673)      608       (561)        47
                           --------  ---------  ---------  --------   --------   --------

Increase (decrease) in
  interest expense on:
Demand deposits, MMDA...       53       (646)      (593)       33       (555)      (522)
Savings.................        3       (110)      (107)       (1)       (74)       (75)
Time deposits...........      195     (1,357)    (1,162)       64       (287)      (223)
                           --------  ---------  ---------  --------   --------   --------
                              251     (2,113)    (1,862)       96       (916)      (820)
                           --------  ---------  ---------  --------   --------   --------

Net interest income.....    $(558)   $   747    $   189     $ 512      $ 355      $ 867
                           ========  =========  =========  ========   ========   ========


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

II.   INVESTMENT PORTFOLIO

      The following table shows the classification of investment securities with fixed maturities held at December 31, in each of the past three years (including investments available for sale):

                                    TABLE #5

December 31
(Dollars in thousands)                        2002         2001         2000
--------------------------------------------------------------------------------
U.S. Treasury Securities................    $      -     $      -     $      -
Government Sponsored Agencies...........      20,175       30,344       29,666
US States and Political Subdivisions....       2,295        2,295        2,295
Other bonds, notes and securities.......          24           24           24
                                            ---------    ---------    ---------
     TOTAL..............................    $ 22,494     $ 32,663     $ 31,985
                                            =========    =========    =========

      The following is a table which shows the maturity distribution of investment securities and the average taxable equivalent yield by each range. Dollars presented are in thousands.

                                              TABLE #6

                               U.S.           U.S. States          Government            Federal
                            Treasury          and Political        Sponsored             Reserve
                           Securities         Subdivisions          Agencies            Bank Stock
                         ---------------    ----------------    -----------------     ---------------
                          Amount/Yield        Amount/Yield        Amount/Yield         Amount/Yield
                         ---------------    ----------------    -----------------     ---------------
Within one year.......   $  -       -%      $    -       -%     $10,085      4.2%     $   -       -%
After one year
   through
   five years.........      -       -%           -       -%      10,090      3.4%         -       -%
After five years
   through
   ten years..........      -       -%         653     7.8%          -         -%         -       -%
After ten years.......      -       -%       1,642     8.4%          -         -%        24     7.5%
                         -----   ------     -------   ------    --------   -------    ------   ------
   TOTAL..............   $  -       -%      $2,295     8.2%     $20,175      4.6%     $  24     7.5%
                         =====   ======     =======   ======    ========   =======    ======   ======

III.  LOAN PORTFOLIO

      Domestic loans by category are listed below (dollars in thousands):

                                    TABLE #7

                                            December 31,   December 31,
                                               2002           2001
                                            ------------   ------------
          Commercial.....................   $   9,676      $   7,424
          Agricultural  .................       1,244          1,754
          Real Estate - Construction.....       3,672          3,262
          Real Estate - Mortgage.........      83,928         89,617
          Installment loans to
          Individuals....................      10,840         11,233
                                            ----------     ----------
               TOTAL.....................   $ 109,360      $ 113,290
                                            ==========     ==========

      There were no foreign loans at December 31, 2002 or December 31, 2001.

      Commercial, agricultural and real estate - construction loans at December 31, 2002 are presented by maturity as follows (dollars in thousands):

                                    TABLE #8

                                                 Due
                                                After
                                               One Year       Due
                                   Due in       Through      After
                                  One Year       Five         Five
                                  or Less        Years       Years
                                 ----------   ----------   ---------
Commercial:
   Fixed rates ...........       $  2,193     $     45     $      -
   Adjustable rates.......          3,825        3,559           54
Agricultural:
   Fixed rates............              1          178          351
   Adjustable rates.......            555          148           11
Real Estate - Construction:
   Fixed rates............            157           27        2,913
   Adjustable rates.......            206          369            -

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

                                    TABLE #9

December 31 (Dollars in thousands)                 2002      2001
---------------------------------------------------------------------
Non-accrual loans..............................   $2,304    $ 1,007
Loans which are contractually past due 90
   days or more as to interest or principal,
   but have not been put on a non-accrual
   basis (See discussion below)................        -         -
Loans restructured to provide concessions
to the borrower in order to maximize the
recovery possibility of the bank ..............   $  256    $    81

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

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      The table below presents selected information analyzing the allowance for loan losses (dollars in thousands):

                                    TABLE #10

                                                    2002          2001
                                                  ---------     --------
Balance - Beginning of year                      $  1,612      $   1,579
                                                  --------      ---------
Charge-offs:
  Commercial.............................              18             70
  Agricultural...........................               -              -
  Real Estate - Construction.............               -              -
  Real Estate - Mortgage.................               -             12
  Installment loans to Individuals.......             363            226
                                                  --------      ---------
                                                 $    381      $     308
                                                  --------      ---------
Recoveries:
  Commercial.............................        $     24      $      20
  Agricultural...........................               -              -
  Real Estate - Construction.............               -              -
  Real Estate - Mortgage.................               -              7
  Installment loans to individuals.......              87             32
                                                  --------      ---------
                                                 $    111      $      59
                                                  --------      ---------
Net Charge-offs (recoveries).............        $    270      $     249
                                                  --------      ---------
Provision - Charged to operations........        $    358      $     282
                                                  --------      ---------
Balance - End of Year....................        $  1,700      $   1,612
                                                  ========      =========
Average loan balance outstanding.........        $110,688      $ 116,050
                                                  ========      =========
Percentage of net charge offs to average
loans outstanding........................             .2%            .2%
                                                 =========     =========

      The provision for 2001 was lower than in 2000 as non-accrual loans and restructured loans were lower. No loan growth was experienced in 2001.

      In 2002, the provision was higher than 2001 due to higher non-accrual loans.

      The allocation of the allowance is as follows (dollars in thousands):

                                    TABLE #11

                                December 31, 2002          December 31, 2001
                             -------------------------  ------------------------
                                          Percent of                Percent of
                                           Loans in                  Loans in
                                             Each                      Each
                                           Category                  Category
                                           to Total                  to Total
                               Amount       Loans        Amount        Loans
                             ----------  -------------  ---------   ------------
Commercial................    $   10         8.9%        $    9          6.6%
Agricultural..............         1         1.1%             -          1.5%
Real Estate-
    Construction..........         -         3.4%             -          2.9%
Real Estate-Mortgage......       481        76.7%           329         79.1%
Installment Loans.........       193         9.9%           161          9.9%
Unallocated...............     1,015          N/A         1,113           N/A
                            ---------   ----------      --------      ---------
                              $1,700         100%        $1,612          100%
                            =========   ==========      ========      =========

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

      At December 31, 2002, there existed outstanding time certificates of deposit in amounts of $100,000 or more of $24,251,094. The deposits by time remaining until maturity were (dollars in thousands):

                                    TABLE #12
          3 months or less                           $ 9,640
          Over 3 through 6 months                      7,507
          Over 6 through 12 months                     5,118
          Over 12 months                               1,986
                                                    ---------
                                                     $24,251
                                                    =========

      As required by the Monetary Control Act of 1980, the reserve balance held against deposits at December 31, 2002 was $2,458,000.

VI.   RETURN ON EQUITY AND ASSETS

      The following table shows the return on average assets, return on average equity, dividend payout ratio, and ratio of average equity to average assets for the periods indicated.

                                    TABLE #13

For the year ended December 31                           2002     2001      2000
-----------------------------------------------------  -------  -------   -------
Return on Assets (Net income divided by average
  total assets)...................................        .7%      .7%       .7%
Return on Equity (Net income divided by average
  equity).........................................       7.7%     8.2%      9.0%
Dividend Payout Ratio (Dividends declared per
  share divided by net income per share)..........         0%       0%        0%
Equity to Assets Ratio (Average equity divided by
  average total assets............................       9.0%     9.0%      8.2%

ITEM 2.     Properties.

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

ITEM 3.     Legal Proceedings.  Not applicable.

ITEM 4. Submission of Matters to a Vote of Securities Holders. Not applicable.


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

ITEM 6.     Selected Financial Data.

      The following table presents certain key financial information.

                                    TABLE #14

Selected Financial Data Year
Ended December 31 (Dollars in
thousands)                          2002       2001       2000      1999       1998
-------------------------------------------------------------------------------------
Interest Income................... $11,112    $12,786   $12,739   $10,328    $ 9,683
Interest expense..................   3,865      5,727     6,547     5,147      4,571
                                   --------  ---------  --------  --------   --------
  Net Interest Income.............   7,247      7,059     6,192     5,181      5,112
Provision for Loan Losses.........     358        282       314       238        241
                                   --------  ---------  --------  --------   --------
  Net Interest Income after
   Provision for Loan
    Losses........................   6,889      6,777     5,878     4,943      4,871
Non-Interest Income...............     906        853       825       636        597
Non-Interest Expense:
  Personnel Expenses..............   2,605      2,514     2,295     2,277      1,872
  Other Expenses..................   3,187      3,167     2,505     2,315      2,035
                                   --------  ---------  --------  --------   --------
Income Before Income Taxes........   2,003      1,949     1,903       987      1,561
Applicable Income Taxes...........     678        651       653       317        529
                                   --------  ---------  --------  --------   --------
Income before Reduction for
  Minority Interest or
  Security Gains or
  Losses..........................   1,325      1,298     1,250       670      1,032
Less Minority Interest............      42         39        29        16         24
                                   --------  ---------  --------  --------   --------
Net Income........................ $ 1,283    $ 1,259   $ 1,221   $   654    $ 1,008
                                   ========  =========  ========  ========   ========

Net Income per Common Share (2)... $  3.85    $  3.77   $  3.66   $  1.96    $   3.02
                                   ========  =========  ========  ========   ========

Dividends Declared per Common
  Share (2)....................... $     0    $     0   $     0   $     0    $     0
                                   ========  =========  ========  =========  ========

(2) Net income per common share and dividends declared per common share are in actual dollars, not thousands.

Selected Year End Balances:
(Dollars in thousands)           2002      2001       2000      1999      1998
---------------------------------------------------------------------------------
Loans......................   $109,360  $113,290   $113,978  $ 98,532  $ 94,569
Total Assets...............    181,944   178,617    165,735   155,996   131,608
Long-Term Debt.............          0         0          0         0         0

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

ASSET QUALITY

                                    TABLE #15

December 31
(dollars in thousands)                2002      2001      2000      1999        1998
--------------------------------------------------------------------------------------
Nonaccrual Loans...............     $2,304    $1,008    $1,076     $  837      $  351
Past-Due Loans*................          -         -       149          -           -
Restructured Loans.............        256        81       781      1,022         714
                                   --------  --------  --------   --------    --------
  Total Problem Loans .........      2,560     1,089     2,006      1,859       1,065

Foreclosed Assets
  Real Estate .................        351       255        38         43          48
  In-Substance Foreclosures              -         -         -          -           -
  Other........................          -         -        17         23          28
                                   --------  --------  --------   --------    --------
   Total Problem Assets........     $2,911    $1,344    $2,061     $1,925      $1,141

Total Problem Loans as a
  Percentage of Total Loans....       2.3%      1.0%      1.8%       1.9%        1.1%

Total Problem Assets as a
  Percentage of
  Total Loans and Foreclosed
  Assets.......................       2.7%      1.2%      1.8%       2.0%        1.2%

Reserve Coverage Ratio**.......      66.4%    148.0%     78.7%      74.2%      115.8%

* Past due loans which are still accruing interest but are contractually ninety or more days delinquent as to principal or interest payments. Approximately $110m of the amount shown in 2000 is also included in the restructured total for the same year.

**  Allowance for loan losses divided by problem loans

                                    TABLE #16

                            INTEREST RATE SENSITIVITY

December 31, 2002 (dollars in thousands)
------------------------------------------------------------------------
                                      3 Mo         3-12       1-3       Over
                                     Or Less      Months     Years     3 Years
                                     --------    ---------  --------  --------
Rate Sensitive Assets
(Assets that can be
repriced within x
months/years)

Loans*.........................       $14,118   $ 28,674   $ 12,070   $ 54,477
Federal Funds Sold.............        40,750          -          -          -
Taxable Securities**...........             -     10,000     10,000          -
Municipal Bonds................             -          -          -      2,295
                                       ------     ------     ------     ------
   Total.......................        54,868     38,674     22,070     56,772
                                       ======     ======     ======     ======

Rate Sensitive Liabilities
(Liabilities that can be
repriced within x
months/years)

Time Certificates of Deposit           31,410     42,264      8,624          -
NOW Accounts ..................         1,827          -          -          -
Super NOW Accounts.............        32,769          -          -          -
Savings Accounts.........               9,988          -          -          -
MMDA Accounts............              16,048          -          -          -
                                       ------     ------     ------     ------
   Total.................              92,042     42,264      8,624          -
                                       ======     ======     ======     ======
Interest Rate Sensitivity
Gap......................             (37,174)    (3,590)    13,446     56,772
Cumulative Interest Rate
Sensitivity Gap..........             (37,174)   (40,764)   (27,318)    29,454

* Does not include $21 thousand in overdrafts.

** Does not include $24 thousand in Federal Reserve Bank Stock.

INVESTMENT SECURITIES

                                    TABLE #17
                                AND FOOTNOTES 1-2

                                          Carrying      Unrealized     Unrealized       Market
                                            Value          Gains         Losses          Value
                                         ------------   ------------   ------------   ------------
DECEMBER 31, 2002
(1) Held-to-Maturity:
    U.S. Treasury Securities......      $         -    $         -    $         -    $         -
    Other.........................       22,470,121        722,733              -     23,192,854
(2) Available-for-Sale
    Securities
    Carried at Fair Value:
    U.S. Treasury Securities......                -              -              -              -
    Other.........................           24,000              -              -         24,000
                                         -----------    -----------    -----------    -----------
                                         22,494,121        722,733              -     23,216,854
                                         -----------    -----------    -----------    -----------
DECEMBER 31, 2001
(1) Held-to-Maturity:
    U.S. Treasury Securities......                -              -              -              -
    Other.........................       32,639,115        397,400              -     33,036,515
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities......                -              -              -              -
    Other.........................           24,000              -              -         24,000
                                         -----------    -----------    -----------    -----------
                                         32,663,115        397,400              -     33,060,515
                                         -----------    -----------    -----------    -----------
DECEMBER 31, 2000
(1) Held-to-Maturity:
    U.S. Treasury Securities......                -              -              -              -
    Other.........................       31,961,129        270,094              -     32,231,223
(2) Available-for-Sale
    Securities Carried
    at Fair Value:
    U.S. Treasury Securities......                -              -              -              -
    Other.........................           24,000              -              -         24,000
                                         -----------    -----------    -----------    -----------
                                        $31,985,129    $   270,094    $         -    $32,255,223
                                         -----------    -----------    -----------    -----------

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

ASSET QUALITY

      Loans placed on non-accrual are up significantly from the year-end, 2001 level, a result primarily of growth in loans with either current or previous past due status. As of December 31, 2002, approximately 25% of the total, non-accrual figure depicted in Table 15 was current on payments, 32% between 1 and 30 days past due, 19% between 30 and 60 days past due, 23% between 60 and 90 days past due and 1% over 90 days past due. Normally, the bank collects interest on a cash basis when payments are made on non-accrual loans and they are usually returned to accrual status following two or more quarters of timely payments. Continuing concern on the part of management regarding future payment prospects will, in some cases, cause a paying loan to remain on non-accrual beyond this time frame. The bank normally places past due loans on non-accrual no later than 60 days past due, with collection activity commencing at 30 days. (Please see Table 15, P-14)

      Loan losses incurred in 2002 were concentrated in the consumer installment loan area, with net installment charge-offs representing approximately 102% of total, net charge-offs. This is being addressed through the use of second opinion approval on loans of this type. Total net charge-offs for 2002 were up from 2001 levels, both in dollar level ($270 m vs. $240 m) and when expressed as a percentage of average loans outstanding (.24% vs .21%). For this reason, the bank increased the allowance for loan losses account from $1,612 m at year-end, 2001 to $1,700 m at year-end, 2002. Provision expense increased to $358 m in 2002, compared with $282 m in 2001. (Please see Table 10, P-10)

      The restructured loan total at year-end, 2002 was $256 m, up from $81 m at year-end, 2001. The 2002 figure consisted of 17 credit relationships which were granted modified payments or a lower interest rate due to adverse financial circumstances. This category will remain under upward pressure until economic circumstances improve nationally and in the bank's markets. (Please see
Table 15, P-14)

      The bank experienced negative loan growth of $3,930 m in 2002, a result primarily of an unprecedented pay-down rate on commercial real estate loans. This was tied to increased competition for loans of this type in the bank's markets. Commercial real estate loans declined $7,728 m, or approximately 27%, in 2002. During the same time frame, the bank was able to grow its 1-4 family residential loans by $1,793 m, or approximately 3%. This occurred in spite of unprecedented refinancing, tied to historically low offering rates throughout the year. Real estate loans of all types were approximately 80% of total loans at year-end, 2002, compared with 82% at year-end, 2001. Of the 2002 real estate loan total, approximately 70% was secured by 1-4 family residences, 24% by commercial real estate and .5% by agricultural property. This compares with a year-end, 2001 distribution of 65%, 31% and .5%, respectively. (Please see Table 7, P-8)

      The economic uncertainty that prevails in the national economy as a result of war worries and concern over further acts of terrorism has also served to dampen the local retail and service sectors. This has occurred in spite of the continuing, positive influence from coal bed methane gas production in Las Animas County, Colorado and to a lesser extent, Colfax County, New Mexico. The severe drought experienced in 2002 has also put a strain on the agriculture and tourism sectors throughout the bank's market and the entire region as well. Finally, the decline in state revenue, primarily in Colorado, has begun to filter down to county and municipal governmental entities, precipitating cutbacks in spending and hiring in those sectors. In the face of all of these negative influences, the housing sector continues to thrive, largely as a result of the enticement of low interest rates and the preference of new arrivals to these communities for the aesthetic qualities of living in an uncluttered and historically interesting portion of the front range of the Rocky Mountains.

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

      The negative loan growth, coupled with the placement of all deposit growth into liquid asset accounts, has raised the percentage of total liabilities held in cash and due from banks, readily marketable securities and federal funds sold to approximately 42% in 2002, up from approximately 38% in 2001. Current, taxable securities holdings consist of four Federal Home Loan Bank Debentures in par amounts of $5,000,000.00 each. These mature in July and November of 2003 and June and November of 2004. All of these securities were needed to satisfy the year-end, 2002 pledging requirements of the State of Colorado and the Federal Reserve Bank. Management is of the opinion that current liquidity sources in the bank are more than adequate to address the current, anticipated loan demand and withdrawal activity in 2003. (Please see Balance Sheet, P-23 and Note 2, P30-31)

MARKET RISK

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

      The bank ended 2002 with estimated Tier 1 and total, risk-based capital ratios of 17.43% and 18.68%, respectively, up from 15.30% and 16.56% in 2001. This is a result of the reduction in 2002 of assets with high risk ratings, i.e. commercial real estate loans, and the concurrent growth in assets with lower risk ratings, i.e. federal funds sold and residential loans. It is also true that the rate of growth in Tier 1 leverage capital in 2002, 8.79%, well exceeded the rate of asset growth, 1.86%. The Tier 1 leverage ratio ended 2002 at an estimated 9.09%, compared with 8.65% at year-end, 2001. (Please see Note 9)

RESULTS OF OPERATIONS

NET INTEREST INCOME

      The bank was able to match the net interest income figure achieved in 2001 in the current period by aggressively reducing funding costs, an approach that could have played a role in the modest deposit growth during the same period. The bank has also increased its ability to preserve and possibly grow its net interest income in a rising interest rate environment, an approach that may prove beneficial should the Federal Reserve reverse course on monetary policy. (Please see Table 14, P-13, Tables 1 & 2 P 4-5, Table 4, P-7 and Table 16, P-15)

OTHER INCOME AND EXPENSE

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

      Estimates and forward-looking statements are included in this discussion and as such are subject to certain risks, uncertainties, and assumptions. These statements are based on current financial and economic data and management's expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer saving habits, employment cost and interest rate changes.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

      Information required by this item is included in ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.     Financial Statements (Restated) and Supplementary Data.

      Index to Financial Statements of
         The Republic Corporation and Subsidiary                   PAGE

      Accountant's Report...................................         22

      Balance Sheets as of December 31, 2002 and
         2001 (Restated)....................................         23

      Statements of Income for the three years ended
         December 31, 2002 (Restated).......................         24

      Statements of Cash Flows for the three years ended
         December 31, 2002 (Restated).......................      25-26

      Statements of Changes in Stockholders' Equity
         for the three years ended December 31, 2002
         (Restated).........................................         27

      Notes to Financial Statements.........................      28-41

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
The Republic Corporation


We have audited the consolidated balance sheets of The Republic Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ending December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the Corporation has restated the 1999 beginning retained earnings balance, the consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of income and changes in stockholders' equity and cash flows for each of the three years in the period ending December 31, 2002 to record deferred tax assets and related deferred income taxes that were previously unrecorded.




Dixon, Waller & Co., Inc.
Trinidad, Colorado
January 31, 2003
Original date of report, except as to Note 2 and Note 6, which is as of May 30, 2003.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                                 Balance Sheets

                                                    (Restated)      (Restated)
December 31                                            2002            2001
---------------------------------------------------------------------------------
Assets
Cash and Due from Banks (Demand)..............    $  5,781,622    $  6,740,872
Investment Securities:
   Held to Maturity
     Market Value at 12-31-02 - 23,192,854
     Market Value at 12-31-01 - 33,036,515....      22,470,121      32,639,115
   Available for Sale.........................          24,000          24,000
                                                   ------------    ------------
                                                    28,275,743      39,403,987
                                                   ------------    ------------

Loans.........................................     109,359,880     113,289,960
   Plus:  Uncollected Earned Interest.........         624,047         815,911
   Less:  Allowance or Losses.................      (1,700,060)     (1,612,000)
                                                   ------------    ------------
     Net Loans and Other Receivables..........     108,283,867     112,493,871
                                                   ------------    ------------

Federal Funds Sold............................      40,750,000      21,975,000
Property, Equipment and Vehicles (Net)........       3,033,582       3,175,287
Other Real Estate.............................         350,977         254,732
Deferred income taxes.........................         488,418         473,970
Goodwill......................................         436,079         436,079
Other Assets..................................         324,857         403,645
                                                   ------------    ------------
   Total Assets...............................    $181,943,523    $178,616,571
                                                   ============    ============

Liabilities and Stockholders' Equity
Deposits (Domestic):
   Demand (Noninterest Bearing)...............      21,052,697      21,085,881
   Savings, Time and Demand (Interest
     Bearing).................................     142,722,417     140,557,986
                                                   ------------    ------------
                                                   163,775,114     161,643,867
                                                   ------------    ------------

Accounts Payable and Accrued Interest
Payable.......................................         834,228       1,002,190
Accrued Taxes Payable.........................          60,247          57,357
                                                   ------------    ------------
   Total Liabilities..........................     164,669,589     162,703,414
                                                   ------------    ------------

Minority Interest in Consolidated
Subsidiary....................................         497,123         419,519
                                                   ------------    ------------

Stockholders' Equity
   Common Stock (Par Value $1; 750,000
     Shares
     Authorized, 356,844 Shares Issued
     Including Stock Held in Treasury at
        12/31/02 and 12/31/01)................         356,844         356,844
   Additional Paid-In Capital.................         234,931         234,931
   Less Cost of Treasury Stock (23,119
     Shares at
     12/31/02 and 12/31/01)...................         (91,303)        (91,303)
                                                   ------------    ------------
     Total Contributed Capital................         500,472         500,472
                                                   ------------    ------------
Retained Earnings.............................      16,276,339      14,993,166
                                                   ------------    ------------
   Stockholders' Equity.......................      16,776,811      15,493,638
                                                   ------------    ------------
     Total Liabilities and Stockholders'
        Equity................................    $181,943,523    $178,616,571
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                              Statements of Income

                                                  (Restated)     (Restated)      (Restated)
Year Ended December 31                               2002           2001            2000
--------------------------------------------------------------------------------------------
Interest Income:
    Interest and Fees on Loans............       $9,236,703     $10,541,196     $9,614,879
    Interest on Federal Funds Sold........          590,566         610,031      1,355,545
    Interest and Dividends on
       Investments:
       Securities of U.S. Treasury and
       Government Sponsored Agencies .....        1,168,225       1,518,374      1,764,632
    Obligations of States, Political
       Subdivisions and other
       Obligations Secured By the
       Government.........................          116,843         116,966          3,577
                                                 -----------    ------------    -----------
       Total Interest on Investments......        1,285,068       1,635,340      1,768,209
                                                 -----------    ------------    -----------
           Total Interest Income..........       11,112,337      12,786,567     12,738,633
                                                 -----------    ------------    -----------
Interest Expense:
    Interest on Deposits..................        3,864,618       5,727,105      6,546,851
                                                 -----------    ------------    -----------
       Total Interest Expense.............        3,864,618       5,727,105      6,546,851
                                                 -----------    ------------    -----------
       Net Interest Income................        7,247,719       7,059,462      6,191,782
Provision for Loan Losses.................          357,834         282,263        314,410
                                                 -----------    ------------    -----------
    Net Interest Income after
       Provision for Loan Losses..........        6,889,885       6,777,199      5,877,372
Other Income:
    Service Charges on Deposit Accounts...          228,463         203,475        227,240
    Other Service Charges, Commissions
       and Fees...........................          490,170         482,318        414,443
    Gain on Sale - Other Real Estate......            2,963               -          2,728
    Other Income..........................          184,263         167,422        180,878
                                                 -----------    ------------    -----------
           Total Other Income.............          905,859         853,215        825,289
                                                 -----------    ------------    -----------
Other Expenses:
    Salaries and Wages....................        2,245,844       2,145,417      1,959,087
    Payroll Taxes.........................          167,752         163,540        149,568
    Employee Benefits.....................          359,865         368,526        336,014
    Occupancy Expenses....................          359,978         314,616        260,940
    Equipment Expense.....................          135,140         180,050        150,987
    Depreciation..........................          358,986         332,232        346,162
    Printing and Supplies.................          178,802         233,814        155,935
    Computer Service Center...............          564,506         494,599        240,598
    FDIC Assessment.......................           34,988          27,679         29,408
    Professional Services.................          159,880         145,256        179,240
    Advertising...........................          224,558         207,005        215,294
    Other Operating Expenses..............        1,002,244       1,068,789        776,404
                                                 -----------    ------------    -----------
           Total Other Expenses...........        5,792,543       5,681,523      4,799,637
                                                 -----------    ------------    -----------
           Income Before Income Taxes.....        2,003,201       1,948,891      1,903,024
                                                 -----------    ------------    -----------
Less Applicable Income Taxes (Current)....          677,896         650,956        652,721
                                                 -----------    ------------    -----------
    Income Before Reduction for
        Minority Interest.................        1,325,305       1,297,935      1,250,303
Less Minority Interest in Income.........           (42,132)        (38,651)       (29,288)
                                                 -----------    ------------    -----------
    Net Income............................       $1,283,173     $ 1,259,284     $1,221,015
                                                 ===========    ============    ===========
    Earnings per Share....................       $     3.85     $      3.77     $     3.66
                                                 ===========    ============    ===========


The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                             (Restated)      (Restated)     (Restated)
December 31                                     2002            2001           2000
---------------------------------------------------------------------------------------
Cash Flows and Operating
Activities:
Net Income (Loss).....................      $ 1,283,173     $ 1,259,284   $  1,221,015
Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
    Depreciation......................          358,986         332,232        346,162
    Provision for Loan Losses.........          357,834         282,263        314,410
    Amortization (Accretion) of
       Discounts and Premiums.........          168,994        (247,894)    (1,159,025)
    Other Real Estate Gains/Net.......           (2,963)              -         (2,728)
    Deferred Income Taxes.............          (14,448)        (14,881)       (69,266)
    Loss on Sales of Subsidiary
     Stock............................           32,153          57,639              -
    (Decrease) Increase in
       Interest Payable...............         (167,962)       (457,337)       340,262
    (Increase) Decrease in
       Interest Receivable............          191,864          87,531       (156,023)
    (Increase) Decrease in
       Other Assets...................           78,788        (137,284)        (7,195)
    Increase (Decrease) in
       Other Liabilities..............           43,341          35,473         29,088
                                             -----------     -----------   ------------
           Total Adjustments..........        1,046,587         (62,258)      (364,315)
                                             -----------     -----------   ------------
Net Cash Provided By (Used In)
Operating Activities..................        2,329,760       1,197,026        856,700
                                             -----------     -----------   ------------

Cash Flows from Investing Activities:
Proceeds from Sale of
  Subsidiary Stock....................            5,000          10,000              -
Proceeds from Sales of
  Investment Securities...............                -               -              -
Proceeds from Maturities of
    Investment Securities.............       10,000,000      20,000,000     40,050,000
Purchase of Investment Securities.....                -     (20,430,092)   (47,212,721)
Loans Made to Customers-Net
  Cash Activity.......................        3,532,333         210,192    (15,568,281)
Capital Expenditures .................         (217,281)       (873,645)      (354,759)
Proceeds from Sale of
  Other Real Estate...................           34,691          12,274         15,578
                                             -----------     -----------   ------------
Net Cash Provided by
(Used In) Investing Activities........       13,354,743      (1,071,271)   (23,070,183)
                                             -----------     -----------   ------------
Cash Flows from Financing Activities:
Net Increase in Demand Deposits,
NOW Accounts, Savings Accounts and
Certificates of Deposit...............        2,131,247      11,976,438      8,148,710
Purchase of Treasury Stock ...........                -               -              -
                                             -----------     -----------   ------------
Net Cash Provided by
(Used In) Financing Activities........        2,131,247      11,976,438      8,148,710
                                             -----------     -----------   ------------

Net Increase (Decrease) in Cash
and Cash Equivalents .................       17,815,750      12,102,193    (14,064,773)

(Continued)

The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                            Statements of Cash Flows

                                             (Restated)      (Restated)     (Restated)
December 31                                     2002            2001           2000
---------------------------------------------------------------------------------------
Cash and Cash Equivalents
at Beginning of Year:
    Cash and Due from Banks.....            $ 6,740,872     $ 5,813,679   $  8,178,452
    Federal Funds Sold..........             21,975,000      10,800,000     22,500,000
                                             -----------     -----------   ------------
Cash and Cash Equivalents
    at Beginning of Year........             28,715,872      16,613,679     30,678,452
                                             -----------     -----------   ------------

Cash and Cash Equivalents
at End of Year:
    Cash and Due from Banks.....              5,781,622       6,740,872      5,813,679
    Federal Funds Sold..........             40,750,000      21,975,000     10,800,000
                                             -----------     -----------   ------------
Cash and Cash Equivalents
    at End of Year .............            $46,531,622     $28,715,872   $ 16,613,679
                                             ===========     ===========   ============

Supplemental Disclosures of
Cash Flow Information
    Cash Paid for Interest......            $ 4,032,580     $ 6,184,442   $  6,206,589
                                             ===========     ===========   ============
    Cash Paid for Income Tax ...            $   720,503     $   667,579   $    648,952
                                             ===========     ===========   ============



























The accompanying notes are an integral part of these financial statements.

                       REPUBLIC CORPORATION AND SUBSIDIARY
                  Statements of Changes in Stockholders' Equity

For Three                                   Additional   Con-         (Restated)    (Restated)
Years Ended         Capital      Paid in     Treasury    tributed      Retained       Total
December 31,         Stock       Capital       Stock     Capital       Earnings       Equity
------------------------------------------------------------------------------------------------
Balance at
12-31-99,
   as previously
   reported        $ 356,844    $ 234,931    $(91,303)   $ 500,472    $12,131,815   $12,632,287

Adjustment
applicable to
   prior years             -            -           -            -        381,052       381,052
                   ----------   ----------   ---------   ----------   ------------  ------------

Balance at
12-31-99,
   as restated     $ 356,844    $ 234,931    $(91,303)   $ 500,472    $12,512,867   $13,013,339

Net Income                 -            -           -            -      1,221,015     1,221,015
                   ----------   ----------   ---------   ----------   ------------  ------------

Balance at
12-31-00           $ 356,844    $ 234,931    $(91,303)   $ 500,472    $13,733,882   $14,234,354

Net Income                 -            -           -            -      1,259,284     1,259,284
                   ----------   ----------   ---------   ----------   ------------  ------------

Balance at
12-31-01           $ 356,844    $ 234,931    $(91,303)   $ 500,472    $14,993,166   $15,493,638

Net Income                 -            -           -            -      1,283,173     1,283,173
                   ----------   ----------   ---------   ----------   ------------  ------------

Balance at
12-31-02           $ 356,844    $ 234,931    $(91,303)   $ 500,472    $16,276,339   $16,776,811
                   ==========   ==========   =========   ==========   ============  ============























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

            INCOME TAXES. The Company files a consolidated federal income tax return with the Bank. Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

2.    Restatement Of Prior Years' Financial Statements

      In prior years, the Company did not record deferred income taxes. During 2002, the Company retroactively changed its accounting method to record these deferred income taxes. This change decreased income taxes by $14,448, $14,881 and $ 69,266 and increased net income after the effect to minority interest by $14,015, $14,435 and $67,645, for the years ended December 31, 2002, 2001, and 2000 respectively. An adjustment of $381,052 applicable to 1999 and prior periods has been included in the restated 1999 beginning retained earnings balance.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

3.    Investment Securities, including investments held for sale.

            A schedule of securities is as follows:

                                           December 31, 2002                                 December 31, 2001
                              ---------------------------------------------      -------------------------------------------
                                  Par            Book           Market               Par            Book         Market
                                 Value           Value           Value              Value          Value          Value
                              -------------  --------------  --------------      -------------  ------------- --------------
Government Securities        $ 20,000,000   $ 20,175,250    $ 20,682,150        $ 30,000,000   $ 30,344,040  $ 30,687,644
Obligations of States
and Political Sub-Divisions     2,295,000      2,294,871       2,510,704           2,295,000      2,295,075     2,348,871
Other                        $     24,000         24,000          24,000        $     24,000         24,000        24,000
                                             -------------   -------------                      ------------- --------------
                                            $ 22,494,121    $ 23,216,854                       $ 32,663,115  $ 33,060,515
                                             =============   =============                      ============= ==============

            The approximate amortized cost of investment securities pledged by the Bank to secure public funds on deposit amounted to $22,215,755 at December 31, 2002 and $32,389,314 at December 31, 2001. Additionally, $254,366 was pledged to the Federal Reserve Bank in order to secure treasury, tax and loan remittances at December 31, 2002.

            Net gains on the sale of securities were as follows:

                                                             2002        2001
                                                          --------    --------
      GAINS
            U.S. Government Securities                         -           -
            U.S. State and Political Subdivisions              -           -
                                                          --------    --------
      LOSSES
            U.S. Government Securities                         -           -
            U.S. States and Political Subdivisions             -           -
                                                          --------    --------
      NET GAINS ON SALE OF SECURITIES                          -           -
                                                          ========    ========

      Unrealized gains and losses in the securities portfolio were as follows:

                                     Carrying      Unrealized  Unrealized    Market
                                       Value        Gain         Loss         Value
                                     ----------    --------    ---------   ----------
      DECEMBER 31, 2002
      U.S. Treasury Securities...   $         -   $       -    $    -      $         -
      U.S. States and Political
      Subdivisions...............     2,294,871     215,833         -        2,510,704
      Government Sponsored
      Agencies...................    20,175,250     506,900         -       20,682,150
      Other......................        24,000           -         -           24,000
                                     ----------    --------    ---------    ----------
                                    $22,494,121   $ 722,733    $    -      $23,216,854
                                     ==========    ========     ========    ==========

      DECEMBER 31, 2001
      U.S. Treasury Securities...   $         -   $       -    $    -                -
      U.S. States and Political
      Subdivisions...............     2,295,075      53,796         -      $ 2,348,871
      Government Sponsored
      Agencies...................    30,344,040     343,604         -       30,687,644
      Other......................        24,000           -         -           24,000
                                     ----------    --------     --------    ----------
                                    $32,663,115   $ 397,400    $    -      $33,060,515
                                     ==========    ========     ========    ==========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


4.    Loans and Other Receivables

            Loans and other receivables are summarized as follows:

                                                        December 31,
                                                -----------------------------
      Type                                           2002            2001
      ----                                      --------------    -----------
      Real Estate........................       $ 87,600,350    $ 92,878,842
      Commercial and Industrial..........          9,676,356       7,423,759
      Agriculture........................          1,243,638       1,753,651
      Loans to Individuals for
           Household, Family and
           Other Consumer Goods..........         10,837,664      11,218,675
      Other..............................              1,872          15,033
                                                  -----------     -----------
           TOTAL ........................       $109,359,880    $113,289,960
                                                  ===========     ===========

            The changes in the allowance for loan losses are as follows:

                                                       December 31,
                                            -----------------------------------
                                              2002         2001         2000
                                            --------     ---------    ---------
      Balance at Beginning of Year....    $ 1,612,000  $ 1,578,694  $ 1,379,000
         Provision Charged to
            Operating Expenses........        357,834      282,263      314,410
         Loans Charged Off ...........        380,504      308,149      274,204
         Recoveries on Loans
            Previously Charged Off ...        110,730       59,192      159,488
                                            ----------   ----------   ----------
      Balance at End of Year..........    $ 1,700,060  $ 1,612,000  $ 1,578,694
                                            ==========   ==========   ==========

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

5.    Property and Equipment.

            Property and equipment are summarized as follows:

                                                       December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------
      Land............................    $   134,750   $  134,750  $   134,750
      Buildings.......................      3,752,745    3,700,383    3,164,931
      Furniture and Equipment.........      2,900,937    2,736,018    2,397,825
                                            --------     ---------    ---------
                                            6,788,432    6,571,151    5,697,506
      Less Accumulated Depreciation...      3,754,850    3,395,864    3,063,632
                                            --------     ---------    ---------
         Net..........................    $ 3,033,582   $3,175,287  $ 2,633,874
                                            ==========   ==========   ==========

      Depreciation expense for 2002, 2001 and 2000 was $358,986, $332,232 and $346,162, respectively.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

6.    Income Taxes.

            The provision (credit) for income taxes includes these components:

                                           2002         2001          2000
                                       --------------------------------------
      Taxes currently payable.......  $  692,344    $ 665,837     $ 721,987
      Deferred income taxes.........     (14,448)     (14,881)      (69,266)
                                       ----------    ---------     ---------
          Income tax expense........  $  677,896    $ 650,956     $ 652,721
                                       ==========    =========     =========

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                          2002          2001         2000
                                      -------------------------------------
      Computed at the statutory
         rate (34%).................  $ 681,088     $ 662,623    $ 647,023
      Increase (decrease)
       resulting from
         Tax exempt interest........    (41,000)      (40,000)      (2,000)
         Nondeductible expenses.....     12,019        19,597            -
         State income taxes.........     36,000        11,000       12,000
         Other......................    (10,211)       (2,264)      (4,302)
                                       ----------    ---------    ---------
            Actual tax expense......  $ 677,896     $ 650,956    $ 652,721
                                       ==========    =========    =========

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                         2002         2001
                                                      -----------------------
      Deferred tax assets
        Allowance for loan losses................    $ 546,215   $  513,633

      Deferred tax liabilities
        Depreciation.............................      (23,757)      (5,623)
        Reserve for Contingencies................      (34,040)     (34,040)
                                                      ---------   -----------

           Net deferred tax asset before
           valuation allowance...................    $ 488,418   $ $473,970
                                                      =========   ===========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

7.    Service Commitments.

      Computer and data processing services are provided to the Bank by an outside service center. Expenses incurred for such services during 2002, 2001 and 2000 were $564,506, $494,599 and $240,598, respectively.

8.    Other Real Estate.

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

9.    Certificates of Deposit.

      The Bank had time certificates of deposit in amounts of $100,000 or more amounting to $24,251,094 and $22,888,052 at December 31, 2002 and 2001,
      respectively. Interest expense for the years ended December 31, 2002, 2001 and 2000 on this type of deposit was $773,848, $972,324, and $1,262,692, respectively.

            The deposits by time remaining until maturity were (dollars in thousands).

                                       3 Months or Less      $  9,640
                                       3 to 6 Months            7,507
                                       6 to 12 Months           5,118
                                       Over 12 Months           1,986
                                                               -------
                                                               24,251
                                                               =======

10.   Regulatory Matters.

      The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 2002, that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,800,000. The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. As of December 31, 2002, Banks are required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Bank's estimated ratios at December 31, 2002 were 17.43% and 18.68%, respectively. The Bank's estimated Tier 1 leverage ratio at December 31, 2002 was 9.09%. The minimum required leverage ratio for the Bank at December 31, 2002, was 3.00%.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

11.   Supplemental Cash Flow Information

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

12.   Financial Position and Results of Operations - Republic Corporation.

            The financial position and results of operations of The Republic Corporation (parent only) are as follows:

                            THE REPUBLIC CORPORATION
                                 Balance Sheets

                                                     (Restated)       (Restated)
December 31                                             2002             2001
---------------------------------------------------------------------------------
Assets

Cash in Bank..................................     $     74,494     $     62,076
Investment in Subsidiary - Equity Method             16,622,406       15,351,646
Receivable - Due from Subsidiary..............           23,307           23,312
Other Assets..................................           56,604           56,604
                                                     -----------       ----------

   Total Assets...............................       16,776,811       15,493,638
                                                     ===========      ===========

Liabilities...................................                -                -
                                                     -----------       ----------

Stockholders' Equity

Common Stock, par Value $1.00; Authorized
   750,000 Shares, Issued 356,844 Shares
   Including Stock Held in Treasury of 23,119
   and 23,119 for 2002 and 2001,
   respectively...............................          356,844          356,844
Additional Paid in Capital....................          234,931          234,931
Less Cost of Treasury Stock (23,119 Shares
   at 12-31-02, 23,119 Shares at 12-31-01)              (91,303)         (91,303)
                                                     -----------      -----------
       Total Contributed Capital .............          500,472          500,472
                                                     -----------      -----------
Retained Earnings.............................       16,276,339       14,993,166
                                                     -----------      -----------

   Total Stockholders' Equity.................       16,776,811       15,493,638
                                                     -----------      -----------

   Total Liabilities and
   Stockholders' Equity.......................     $ 16,766,811     $ 15,493,638
                                                     ===========      ==========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(Note 12 Continued)

                            THE REPUBLIC CORPORATION
                              Statements of Income

                                            (Restated)   (Restated)  (Restated)
Year Ended December 31                         2002         2001        2000
-------------------------------------------------------------------------------
Income

Investment Income in Subsidiary
   Dividends Received from
      Subsidiary Bank...............       $   54,320   $   54,460  $   54,740
      Other Income..................                -            -           -
                                            ----------   ----------  ----------
      Total Income..................           54,320       54,460      54,740
                                            ----------   ----------  ----------

Expenses

Salaries and Employee Benefits......           51,073       51,073      54,814
Loss on Sale of
  Subsidiary Stock..................           32,153       57,639           -
Depreciation........................                -            -           -
Examination and Legal Fees..........            8,275        8,100       7,700
Miscellaneous.......................                -        2,194           -
Office..............................            6,709        6,384       6,643
Taxes...............................            4,156        4,140       4,544
Travel..............................                -            -           -
                                            ----------   ----------  ----------
   Total Expenses...................          102,366      129,530      73,701
                                            ----------   ----------  ----------

Income (Loss) Before Equity in
   Undistributed Net Income of
     Income of Subsidiary...........          (48,046)     (75,070)    (18,961)
   Less Applicable
     Income (Taxes) Benefit.........           23,307       23,312      25,100
                                            ----------   ----------  ----------
                                              (24,739)     (51,758)      6,139
Equity in Undistributed Net Income
   (Loss) of Subsidiary.............        1,307,912    1,311,042   1,214,876
                                            ----------   ----------  ----------

   Net Income (Loss)................       $1,283,173   $1,259,284  $1,221,015
                                            ==========   ==========  ==========

Earnings Per Share
   Weighted Average Number of
      Shares Outstanding............          333,725      333,725     333,725
                                            ==========   ==========  ==========

   Net Income (Loss) per Common Share      $     3.85   $     3.77  $     3.66
                                            ==========   ==========  ==========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(Note 12 Continued)

                            THE REPUBLIC CORPORATION
                            Statements of Cash Flows

                                              (Restated)   (Restated)   (Restated)
Year Ended December 31                           2002         2001         2000
---------------------------------------------------------------------------------
Cash Flows From Operating Activities:

Net Income...............................   $ 1,283,173  $ 1,259,284  $ 1,221,015
Adjustments to Reconcile Net
   Income to Net Cash Provided by
   Operating Activities:
   Loss on Sale of Subsidiary Stock......        32,153       57,639            -
   Depreciation..........................             -            -            -
   Dividends Received - Subsidiary.......       (54,320)     (54,460)     (54,740)
   (Increase) in Investment in
       Subsidiary-Held on the
       Equity Method.....................    (1,307,913)  (1,311,042)  (1,214,876)
   (Increase) Decrease in Receivable
       from Subsidiary-Income
       Tax Benefit.......................             5        1,788       (1,200)
       Increase (Decrease) in
       Current Liabilities...............             -            -            -
                                             -----------  -----------  -----------

Net Cash (Used In)
Operating Activities.....................       (46,902)     (46,791)     (49,801)
                                             -----------  -----------  -----------

Cash Flows From Investing Activities-
   Sale of Subsidiary Stock..............         5,000       10,000            -
   Dividends Received....................        54,320       54,460       54,740
                                             -----------  -----------  -----------
                                                 59,320       64,460       54,740
                                             -----------  -----------  -----------

Cash Flows From Financing Activities-
   Purchase of Treasury Stock............             -            -            -
                                             -----------  -----------  -----------

   Net Increase (Decrease) in Cash.......        12,418       17,669        4,939

Cash - Beginning of Year.................        62,076       44,407       39,468
                                             -----------  -----------  -----------

Cash - End of Year.......................   $    74,494  $    62,076  $    44,407
                                             ===========  ===========  ===========

Supplemental Disclosures of Cash
Flow Information:
   Cash Paid for Interest................             -            -            -
                                             ===========  ===========  ===========

   Cash Paid for Income Taxes............             -            -            -
                                             ===========  ===========  ===========

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(Note 12 Continued)

                            THE REPUBLIC CORPORATION
                 Statement of Changes in Stockholders' Equity

                                          Additional                    Total        (Restated)
For the Three               Capital        Paid in       Treasury    Contributed      Retained
Years Ended                  Stock         Capital        Stock       Capital         Earnings
-------------------------------------------------------------------------------------------------
Balance at December
   31, 1999............    $ 356,844      $ 234,931     $ (91,303)   $ 500,472      $ 12,512,867*

Net Income.............            -              -            -             -         1,221,015

Additions to
   Treasury Stock......            -              -            -             -                 -
                             --------       --------      --------     --------        ----------

Balance at December
   31, 2000............    $ 356,844      $ 234,931     $ (91,303)   $ 500,472      $ 13,733,882*

Net Income.............            -              -            -             -         1,259,284

Additions to
   Treasury Stock......            -              -            -             -                 -
                             --------       --------      --------     --------        ----------

Balance at December
   31, 2001............    $ 356,844      $ 234,931     $ (91,303)   $ 500,472      $ 14,993,166*

Net Income.............            -              -            -             -         1,283,173

Additions to
   Treasury Stock......            -              -            -             -                 -
                             --------       --------      --------     --------        ----------

Balance at December
   31, 2002............    $ 356,844      $ 234,931     $ (91,303)   $ 500,472      $ 16,276,339*
                             ========       ========      ========     ========       ===========


* On December 31, 1999, 2000, 2001 and 2002 the portion of retained earnings resulting from Republic Corporation's equity in the undistributed income of its subsidiary was $11,675,288, $12,890,164, $14,137,567 and $15,410,464
   respectively.

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

13.   Contingent Liabilities and Commitments.

            The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 2002, is as follows:

            Commitments to extend credit           $  5,658,000
            Standby letters of credit              $    371,000

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

        o   CASH AND DUE FROM BANKS

            The current carrying amount is a reasonable estimate of fair value.

        o   FEDERAL FUNDS SOLD

            The current carrying amount is a reasonable estimate of fair value.

        o   INVESTMENT SECURITIES

            An estimate of the fair value for investment securities is made utilizing quoted market prices for publicly traded securities, where available. A third-party pricing service that specializes in "matrix pricing" and modeling techniques provides estimated fair values for securities not actively traded.

        o   LOANS

            The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the small amount of nonaccrual loans at December 31, 2002, these loans do not significantly impact the fair value of loans.

        o   DEPOSITS

            The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

        o   COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

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

            The estimated fair value of the Company's financial instruments is as follows:


                                                         December 31, 2002
                                                       -----------------------
                                                       Carrying        Fair
                                                        Amount         Value
                                                       -------         -------
                                                            (In Thousands)
         Financial assets:
             Cash and Due From Banks...............  $  5,782        $  5,782
             Held-to-Maturity Securities...........    22,470          23,193
             Other Securities......................        24              24
             Federal Funds Sold....................    40,750          40,750
             Loans, Net of Allowance...............   107,660         109,971

         Financial Liabilities:
             Deposits..............................   163,775         164,090

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

15.   Selected Quarterly Financial Data (in thousands except per share data)

                                    2002                              2001
                      ---------------------------------    -----------------------------
                      Fourth    Third    Second  First     Fourth  Third  Second  First
                      ------    ------   ------  ------    -----   -----  ------  ------
      Net Interest   $1,967    $1,780   $1,735  $1,766    $1,916  $1,783  $1,700  $1,660
      Income

      Provision for      46        70       40     202       109      87      38      48
      Loan Losses

      Non-Interest      153       254      288     211       133     173     337     210
      Income

      Operating       1,581     1,355    1,473   1,384     1,642   1,411   1,337   1,292
      Expense

      Net Income        370       391      336     186       221     310     415     313

      Earnings per   $ 1.11    $ 1.17   $ 1.01  $  .56    $  .66  $  .93  $ 1.24  $  .94
      Share

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

J.E. Eisemann, IV      55      26 Years     J.E. Eisemann, IV has served as a
                                            Director on The Republic
                                            Corporation Board for 26 years.
                                            Mr. Eisemann has been the
                                            Vice-President and Director of the
                                            Subsidiary Bank for approximately
                                            25 years.  Mr. Eisemann has served
                                            as the Chief Executive Officer and
                                            Chief Financial Officer of The
                                            Republic Corporation and Chairman
                                            of the Board of the Subsidiary
                                            Bank for approximately 21 years.

Roger Dean Eisemann    48      20 Years     Roger Dean Eisemann was elected
                                            Secretary and began serving as a
                                            director of The Republic
                                            Corporation in July, 1982.

      J.E. Eisemann, III was the President and Chairman of the Board of The Republic Corporation for 25 years. Mr. Eisemann passed away during 1981.

ITEM 11.    Executive Compensation.

            EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

                           Annual Compensation          Restricted  Stock     LTIP    All Other
Name & Principal     ------------------------------        Stock   Options/  Payouts   Compen-
Position                 Year      Salary      Bonus       Awards    SARs      ($)     sation
----------------     ----------  -----------  ---------   --------  -------  -------  --------
J.E. Eisemann, IV        2002     $85,773(1)  $3,735(2)      -0-      -0-      -0-      -0-
  Chief Executive        2001      83,573(1)   5,438(2)      -0-      -0-      -0 -     -0-
  Officer and            2000      80,073(1)   3,450(2)      -0-      -0-      -0 -     -0-
  Chief Financial
  Officer of the
  Company, Chairman
  of the Board & Vice
  President of the
  Subsidiary Bank

Catherine Eisemann       2002     $30,000         -0-        -0-      -0-      -0-      -0-
  President of the       2001      30,000         -0-        -0-      -0-      -0-      -0-
  Company                2000      30,000         -0-        -0-      -0-      -0-      -0-


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



                                                         Amount and
                                                          Nature of     Percent
            Name of                       Title of       Beneficial       of
            Person                         Class         Ownership(1)    Class
            ---------                  -------------    ------------   --------

            Catherine G. Eisemann        Common Stock     193,702       58.0424
            3350 McCue, #904
            Houston, Texas  77056

            Mr. J.E. Eisemann IV         Common Stock       8,700        2.6069
            1103 Victoria Square
            Trinidad, Colorado  81082

            Mr. R. Dean Eisemann         Common Stock       6,500        1.9477
            3738 Ella Lee Lane
            Houston, Texas  77027

            All directors and
            executive
            officers as a group          Common Stock     208,902(2)    62.5970

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

        (b) Changes in control.

            The Republic Corporation has the option of repurchasing its own stock, thus increasing the ownership percentages of the remaining shareholders.

ITEM 13.    Certain Relationships and Related Transactions.

      There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. No directors were indebted to The Republic Corporation or the subsidiary bank during 2002.

ITEM 14.    Controls and Procedures.

     (A)    Evaluation of disclosure controls and procedures

                  Our Chief Executive and Chief Financial Officer, after
            evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Amendment No. 1 to this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Amendment No. 1 to this Annual Report on Form 10-K was being prepared.

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

                                     PART IV

ITEM 15.    Exhibits, Financial Statement, Schedules, and Reports on Form 8-K.

     (a) 1. The following financial statements and financial statement schedules are included in Part II of this report:

                  Consolidated statements of the parent and subsidiary bank:

                                                                            PAGE

                  Accountant's Report.................................        22

                  Balance Sheets as of December
                      31, 2002 and 2001 (Restated)....................        23

                  Statements of Income - Years Ended
                      December 31, 2002, 2001 and 2000 (Restated) ....        24

                  Statement of Cash Flows -
                      Years ended December 31,
                      2002, 2001 and 2000 (Restated)..................     25-26

                      Statement of Changes in Stockholders'
                         Equity-years ended December 31,
                      2002, 2001 and 2000 (Restated)..................        27

                  Notes to Financial Statements.......................     28-41

            2. All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

            3. List of Exhibits.

                  Exhibit
                     No.
                  -------

                     3 The Republic Corporation, Articles of Incorporation and By-Laws*

                    22(a)    Subsidiary of the Registrant.*

                             The First National Bank in Trinidad, Colorado. Incorporated in Colorado

                    99.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)


                     * This document was filed as an exhibit to Registration Statement Form 10 (which was filed with the Securities and Exchange Commission under The Securities Exchange Act of 1934) dated August 23, 1977.

        (b) Reports on Form 8-K

            There were no reports on Form 8-K for the three months ended December 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Republic Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC CORPORATION


     /S/ J.E. Eisemann, IV                                    June 30, 2003
-----------------------------------  Chairman of the          -------------
J.E. Eisemann, IV`                   Board, Director,             Date
                                     Chief Executive
                                     Officer, Chief
                                     Financial and
                                     Accounting Officer


Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                            Title                        Date
-----------                          ------                    ----------


     /S/ J.E. Eisemann, IV                                    June 30, 2003
-----------------------------------  Chairman of the          -------------
J.E. Eisemann, IV`                   Board, Director,             Date
                                     Chief Executive
                                     Officer, Chief
                                     Financial and
                                     Accounting Officer



     /S/ Catherine G. Eisemann                                June 30, 2003
----------------------------------   President of the         -------------
Catherine G. Eisemann                Board and a Director



     /S/ Roger Dean Eisemann                                  June 30, 2003
----------------------------------   Secretary and            -------------
Roger Dean Eisemann                  Director

                                 CERTIFICATIONS

I, J. Ed Eisemann, IV, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Republic
Corporation;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: June 30, 2003                              /s/ J. Ed Eisemann, IV
      ----------------                      ---------------------------------
                                                   J. Ed Eisemann, IV
                                                 Chairman of the Board,
                                               Director, Chief Executive
                                              Officer, Chief Financial and
                                                   Accounting Officer

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO THE REPUBLIC CORPORATION AND WILL BE RETAINED BY THE REPUBLIC CORPORATION AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

                            SUPPLEMENTAL INFORMATION

The Republic Corporation will send the shareholders an annual report and proxy materials subsequent to the filing of this report.

                                  EXHIBIT INDEX


99.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)