Form 10QSB
period 2003-06-30
REPUBLIC CORP /TX/
filed 2003-08-08
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003.     Commission File Number 0-8597
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2003


Common Stock, $1.00 par value                     Shares 333,725
-----------------------------                            -------
                                                  (excluding 23,119 shares held
                                                  as treasury shares)

Transitional Small Business Disclosure Format.    Yes          No   X
                                                      -------     ------

                            THE REPUBLIC CORPORATION

                    Index to Quarterly Report on Form 10-QSB


                                                                                Page

Part I.   Financial Information

          Item 1. Financial Statements (unaudited)

                  Consolidated Balance Sheets
                  June 30, 2003 and December 31, 2002                           1-2

                  Consolidated Statements of Income for the three months
                  and six months ended June 30, 2003 and June 30, 2002          3-4

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2003 and June 30, 2002                         5-6

                  Notes to Financial Statements                                 7

          Item 2. Management's Discussion and Analysis                          8-14

          Item 3. Controls and Procedures                                       15

Part II.  Other Information                                                     16

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                      17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                             June 30,        December 31,
                                                                               2003             2002
                                                                           (Unaudited)       (Restated)
                                                                        ---------------    ---------------
        Cash and due from banks                                        $      5,180,399   $      5,781,622

        Federal funds sold                                                   38,500,000         40,750,000
                                                                        ---------------    ---------------

               Cash and cash equivalents                                     43,680,399         46,531,622
                                                                        ---------------    ---------------

        Held-to-maturity securities                                          22,380,072         22,470,121

        Loans, net of allowance for loan losses of $1,700,000 and
        $1,700,060 at June 30, 2003 and December 31, 2002                   107,147,806        107,659,820
        Premises and equipment                                                2,908,585          3,033,582
        Federal Reserve Bank stock                                               24,000             24,000

        Foreclosed assets held for sale, net                                    266,658            350,977
        Interest receivable                                                     755,116            624,047
        Deferred income taxes                                                   488,418            488,418

        Goodwill                                                                436,079            436,079
        Other                                                                   100,073            324,857
                                                                        ---------------    ---------------

               Total assets                                            $    178,187,206   $    181,943,523
                                                                        ===============    ===============


                                      (1)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    June 30,        December 31,
                                                                                      2003             2002
                                                                                   (Unaudited)       (Restated)
                                                                               ---------------    ---------------
    LIABILITIES
        Deposits
           Demand                                                             $     21,500,918   $     21,052,697
           Savings, NOW and money market                                            59,169,192         60,424,819
           Time                                                                     78,759,028         82,297,598
                                                                               ---------------    ---------------
               Total deposits                                                      159,429,138        163,775,114
                                                                               ---------------    ---------------
        Interest payable and other liabilities                                         742,943            894,475
                                                                               ---------------    ---------------
               Total liabilities                                                   160,172,081        164,669,589
                                                                               ---------------    ---------------

     Minority Interest in Consolidated Subsidiary                                      520,680            497,123

    STOCKHOLDERS' EQUITY
        Common stock, $ 1.00 par value; authorized 750,000 shares;
           333,725 shares issued and outstanding June 30, 2003 and
           December 31, 2002                                                           356,844            356,844
        Additional paid-in capital                                                     234,931            234,931
        Retained earnings                                                           16,993,973         16,276,339

        Treasury stock, at cost
           Common; 23,119 shares June 30, 2003 and December 31, 2002                   (91,303)           (91,303)
                                                                               ----------------   ----------------
               Total stockholders' equity                                           17,494,445         16,776,811
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $    178,187,206   $    181,943,523
                                                                               ===============    ===============





See Notes to Consolidated Financial Statements


                                      (2)

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                 Three Months Ended            Six Months Ended
                                                              --------------------------   --------------------------
                                                                June 30,       June 30,      June 30,       June 30,
                                                                  2003           2002          2003           2002
                                                              (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
                                                              -----------    -----------   -----------    -----------
    INTEREST INCOME
        Loans                                                 $2,101,679     $2,267,411    $4,195,587     $4,608,469
        Securities
           Taxable                                               192,528        302,442       383,595        660,638
           Tax-exempt                                             29,210         28,410        58,421         57,621
                                                                 118,177        153,104       232,461        258,196
                                                               ----------     ----------    ----------     ----------
        Federal funds sold
               Total interest income                           2,441,594      2,751,367     4,870,064      5,584,924
                                                               ----------     ----------    ----------     ----------

    INTEREST EXPENSE
        Deposits                                                 645,783      1,016,853     1,343,281      2,084,212
                                                               ----------     ----------    ----------     ----------
               Total interest expense                            645,783      1,016,853     1,343,281      2,084,212
                                                               ----------     ----------    ----------     ----------

    NET INTEREST INCOME                                        1,795,811      1,734,514     3,526,783      3,500,712
                                                               ----------     ----------    ----------     ----------

    PROVISION FOR LOAN LOSSES                                    (54,485)       (40,313)     (143,312)      (242,174)
                                                               ----------     ----------    ----------     ----------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,741,326      1,694,201     3,383,471      3,258,538
                                                               ----------     ----------    ----------     ----------

    NONINTEREST INCOME
        Customer service fees                                     48,239         48,917       103,967         87,659
        Other service charges and fees                           149,357        128,537       282,305        220,825
        Other                                                    109,174        110,993       197,778        190,509
                                                               ----------     ----------    ----------     ----------
               Total noninterest income                          306,770        288,447       584,050        498,993
                                                               ----------     ----------    ----------     ----------


                                      (3)

                                                                 Three Months Ended            Six Months Ended
                                                              -------------------------    --------------------------
                                                                June 30,       June 30,      June 30,      June 30,
                                                                  2003           2002          2003           2002
                                                              (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
                                                              -----------    -----------   -----------    -----------
    NONINTEREST EXPENSE
        Salaries and employee benefits                           670,781        649,563     1,342,293      1,335,793
        Net occupancy expense                                    138,140        181,903       202,215        248,339
        Equipment expense                                         23,539         17,832        54,428         47,438
        Data processing fees                                     163,562        148,449       320,991        284,956
        Professional fees                                         32,699         28,327       102,555        100,528
        Marketing expense                                         48,863         51,058        91,864         98,281
        Printing and office supplies                              38,925         49,468        73,623         97,909
        Depreciation                                              78,095         88,425       155,358        172,572
        Deposit insurance premium                                  6,272            (45)       12,744         14,079
        Other                                                    243,029        257,860       461,382        457,383
                                                               ----------     ----------    ----------     ----------
               Total noninterest expense                       1,443,905      1,472,840     2,817,453      2,857,278
                                                               ----------     ----------    ----------     ----------

    INCOME BEFORE INCOME TAX                                     604,191        509,808     1,150,068        900,253

    PROVISION FOR INCOME TAXES                                   217,000        161,000       409,000        360,050
                                                               ----------     ----------    ----------     ----------

    INCOME BEFORE MINORITY INTEREST                              387,119        348,808       741,068        540,203

    MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                (12,494)       (12,488)      (23,434)       (17,910)
                                                               ----------     ----------    ----------     ----------

    NET INCOME                                                $  374,697     $  336,320    $  717,634     $  522,293
                                                               ==========     ==========    ==========     ==========
    BASIC EARNINGS PER SHARE                                  $     1.12     $     1.01    $     2.15     $     1.57
                                                               ==========     ==========    ==========     ==========



See Notes to Consolidated Financial Statements


                                      (4)

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30


                                                                                          2003            2002
                                                                                      (Unaudited)     (Unaudited)
                                                                                      ------------    ------------
    OPERATING ACTIVITIES
        Net income                                                                    $   717,634     $   522,293
        Items not requiring (providing) cash
           Depreciation and amortization                                                  155,358         172,572
           Provision for loan losses                                                      143,312         242,174
           Amortization of premiums and discounts on securities                            90,049          81,178
           Other real estate gains/net                                                    (10,518)         (2,999)
           Loss on sale of subsidiary stock                                                    -0-         31,377
        Changes in
           Interest receivable                                                           (131,069)        (67,959)
           Other assets                                                                   224,784        (130,561)
           Interest payable and other liabilities                                        (127,975)        329,066
                                                                                      ------------    ------------
               Net cash provided by operating activities                                1,061,575       1,177,141
                                                                                      ------------    ------------

    INVESTING ACTIVITIES
        Proceeds from maturities of held-to-maturity securities
                                                                                               -0-      5,000,000
        Proceeds from sale of subsidiary stock                                                 -0-          5,000
        Net change in loans                                                               217,873       2,426,081
        Purchase of premises and equipment                                                (30,361)       (109,350)
        Proceeds from the sale of foreclosed assets                                       245,666          96,000
                                                                                      ------------    ------------
               Net cash provided by investing activities                                  433,178       7,417,731
                                                                                      ------------    ------------


                                      (5)

                                                                                          2003            2002
                                                                                      (Unaudited)     (Unaudited)
                                                                                      ------------    ------------
    FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits, money market, NOW
          and savings accounts                                                           (807,406)      3,130,729
        Net increase (decrease) in certificates of deposit                             (3,538,570)        838,810
                                                                                      ------------    ------------
               Net cash provided by (used in) financing activities                     (4,345,976)      3,969,539
                                                                                      ------------    ------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (2,851,223)     12,564,411

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       46,531,622      28,715,872
                                                                                      ------------    ------------

    CASH AND CASH EQUIVALENTS, END OF QUARTER                                         $43,680,399     $41,280,283
                                                                                      ============    ============

    SUPPLEMENTAL CASH FLOWS INFORMATION
        Interest paid                                                                   1,504,998     $ 1,016,123
        Income taxes paid                                                                 342,271         384,384
        Sale and financing of foreclosed assets                                            24,300          30,750
        Real estate acquired in settlement of loans                                       150,829         158,501



See Notes to Consolidated Financial Statements


                                      (6)

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                  June 30, 2003

Note 1 - BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. The balance sheet for December 31, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $488,418 and the corresponding increases in the minority interest of the Company's consolidated subsidiary by $11,272 and retained earnings by $477,146. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are on Form 10-K/A for the fiscal year ended December 31, 2002. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income available for common stockholders by the average number of shares of common stock outstanding during the period (333,725 shares).


                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

GENERAL

     Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies. Foremost among these is market interest rates, both in terms of absolute level and in terms of rate of change. Management is responsible for appropriately structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can periodically cause a negative earnings impact on the most well conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management's ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The management task in this area is defined as a process of decision-making that appropriately accommodates changed circumstances in the mix of determinant factors that go into the credit granting process. Lastly, the effective management of technology is a growing factor in defining financial institution results. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk.

ASSET QUALITY

     Loans placed on non-accrual consist of all loans sixty days or more past-due, together with other credits where the borrower's repayment prospects are financially impaired or otherwise impacted by circumstances that make further payment improbable. Typically, interest paid on non-accruing loans is applied on a cash basis when received. Such loans are usually placed back on accrual status when payments have been made on a timely basis for at least two quarters or when the borrower's prospects have verifiably improved. The June 30, 2003 level of non-accruing loans was reduced from year-end, 2002; however, management expects that economic circumstances in this market are likely to continue to place upward pressure on this category.

     The restructured loan total consists of five loans which have received modified terms due to financial necessity. If circumstances allow a return to original repayment terms, these loans will be re-categorized. (Please see PROBLEM ASSETS on page 9)


                                      (8)

     Loan growth was negative during the first half of 2003, primarily with regard to commercial and industrial, commercial real estate and installment loan categories. In this period, these three categories fell $913 thousand, $1,854 thousand and $655 thousand, respectively. This negative loan growth can be attributed to increased competition for a diminishing supply of commercial loans as well as economic softness throughout the bank's lending area, bolstered somewhat by continued brisk activity in the residential housing market. The small business sector continues to show reluctance to borrow for expansion whereas consumers have been aggressively pursuing residential loans due to current low interest rates. Total loans secured by furnished, residential properties increased $674 thousand during the first half of 2003, this occurring in spite of an elevated level of payoffs from customers refinancing into lower interest rates in the secondary market. Construction loans increased $2,154 thousand during the same period. (Please see LOAN CONCENTRATIONS, below)

                             TABLE 1 PROBLEM ASSETS

(dollars in thousands)                                       June 30                                December 31
                                                      ----------------------        ----------------------------------------
                                                          2003          2002             2002            2001           2000
Nonaccrual Loans                                      $    839      $  1,244        $   2,304       $   1,008      $   1,076
Past-due Loans (90 days or more and
         still accruing)                                    -0-           -0-              -0-             -0-           149
Restructured Loans (still accruing)                        160           199              349              81            781
                                                      ---------     ---------       ----------      ----------     ----------
         Total problem Loans                          $    999      $  1,443        $   2,653       $   1,089         $2,006
Foreclosed Assets
         Real Estate                                       267           252              351             255             38
         In-Substance foreclosures                          -0-           -0-              -0-             -0-            -0-
         Other                                              27             8               -0-             -0-            17
                                                      ---------     ---------       ----------      ----------     ----------
Total Problem Assets                                  $  1,293      $  1,703        $   3,004       $   1,344      $   2,061
                                                      =========     =========       ==========      ==========     ==========
Total problem loans as a percentage
         of total loans                                    .9%          1.3%             2.4%            1.0%           1.8%
Total problem assets as a percentage
         of total loans and foreclosed assets             1.2%          1.5%             2.7%            1.2%           1.8%

                           TABLE 2 LOAN CONCENTRATIONS

(dollars in thousands)                                       June 30                                December 31
                                                      ----------------------        ----------------------------------------
                                                          2003          2002             2002            2001           2000
Commercial and Industrial                             $  8,763      $  8,275        $   9,676       $   7,424      $   7,361
Agricultural                                             1,296         1,407            1,244           1,754          3,029
Real Estate-Construction                                 5,826         3,161            3,672           3,262          8,122
Real Estate-Mortgage                                    82,778        87,195           83,928          89,617         84,256
Installment loans to Individuals                        10,185        10,644           10,840          11,233         11,210
                                                      --------      --------        ---------       ----------     ---------
         Totals                                       $108,848      $110,682        $ 109,360       $ 113,290      $ 113,978
                                                      ========      ========        =========       ==========     =========


                                      (9)

SOURCES AND USES OF FUNDS

     Deposits declined throughout the first half of 2003 in marked contrast to the deposit growth experienced in the first half of 2002. Total deposits fell $4,346 thousand in the first half of 2003, 81% of which consisting of time deposits, whereas total deposits grew $3,970 thousand, 79% consisting of transaction and savings accounts, in the 2002 period. The combined effects of a slowing economy and depressed deposit rates could serve as a plausible explanation for this result. Net loan growth for the first half of 2003 was slightly negative at minus $218 thousand. This compares with a much larger decline of $2,426 thousand in the 2002 period. In this instance, the likely causal factors would include the state of the local economy, increased competition for a dwindling supply of commercial loans and a robust rate of refinancing of home loans. The net effect on the level of cash and cash equivalents in the two periods was distinctly different, with a decline of $2,851 thousand in the 2003 period, compared with an increase of $12,564 thousand in the 2002 period. (Please see Consolidated Statements of Cash Flows, Pages 5-6)

LIQUIDITY

     Compared to year-end 2002 levels, liquidity, the ability to respond to withdrawal or loan requests, was only slightly lower at the end of the first half of 2003. Cash and due from banks, federal funds sold and held-to-maturity securities stood at approximately 41% of total liabilities at the end of the first half of 2003, compared with approximately 42% at year-end 2002. (Please see Consolidated Balance Sheets on pages 1-2)

INTEREST RATE SENSITIVITY MANAGEMENT

     In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. The company, through its ALCO committee, analyzes and compares these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate change. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. The instruments that the company typically adjusts in this regard are loans, securities held to maturity, federal funds sold and deposit liabilities. Based on current repricing structure, it is anticipated that we have sufficient tools in place to mitigate the adverse earnings impact caused by interest rate change. We do not invest in derivative financial instruments such as futures, swaps, options, and other financial instruments with similar characteristics and there is negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see the Repricing Schedule on page 11 and Investment Securities on page 12)


                                      (10)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          TABLE 3 - REPRICING SCHEDULE
                                     6-30-03

(dollars in thousands)                                             3 MO             3-12              1-3           OVER
                                                                  OR LESS          MONTHS            YEARS         3 YEARS
                                                                 ---------       ---------        ---------       ---------
RATE SENSITIVE ASSETS
(Assets that can be repriced within X days)

Loans*                                                           $ 12,703        $ 25,136         $ 10,792        $ 60,082

Federal Funds Sold                                                 38,500              -0-              -0-             -0-

Taxable Securities** (at par)                                       5,000          10,000            5,000              -0-

Municipal Bonds (at par)                                               -0-             -0-              -0-          2,295
                                                                 ---------       ---------        ---------       ---------

          TOTAL                                                  $ 56,203        $ 35,136         $ 15,792        $ 62,377
                                                                 =========       =========        =========       =========

RATE SENSITIVE LIABILITIES
(Liabilities that can be repriced within X days)

Time of Certificates of Deposit                                  $ 32,521        $ 36,263           $9,975          $   -0-

NOW Accounts                                                        1,748              -0-              -0-             -0-

Super NOW Accounts                                                 33,067              -0-              -0-             -0-

Savings Accounts                                                    9,659              -0-              -0-             -0-

MMDA Accounts                                                      14,696              -0-              -0-             -0-
                                                                 ---------       ---------        ---------       ---------

          TOTAL                                                  $ 91,691        $ 36,263           $9,975            $ -0-
                                                                 =========       =========        =========       =========

Interest Rate Sensitivity Gap                                     (35,488)         (1,127)           5,817          62,377

Cumulative Interest Rate
          Sensitivity Gap                                         (35,488)        (36,615)         (30,798)         31,579


* Does not include overdrawn demand deposits of $18 thousand or $117 thousand in overdraft loans
** Does not include $24 thousand in Federal Reserve Bank Stock


                                      (11)

INVESTMENT SECURITIES

                                     TABLE 4


                                      CARRYING       UNREALIZED     UNREALIZED        MARKET
(dollars in thousands)                 VALUE           GAINS          LOSSES           VALUE
                                      --------       ----------     ----------        ------
JUNE 30, 2003
     Held to Maturity *:
     U.S. Treasury Securities                 --             --             --              --
        Other                        $22,380,072     $  684,833             --     $23,064,905
DECEMBER 31, 2002
     Held to Maturity *:
     U.S. Treasury Securities                 --             --             --              --
     Other                           $22,470,121     $  722,733             --     $23,192,854
DECEMBER 31, 2001
     Held to Maturity *:
     U.S. Treasury Securities                 --             --             --              --
     Other                           $32,639,115     $  397,400             --     $33,036,515

* Securities which we have the current ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purchases and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value has occurred. Cost of securities sold is determined on the specific identification method.


                                      (12)

CAPITALIZATION

     The combined effects of declining asset totals, retained earnings growth, and a proportionate decline in high risk assets (commercial and industrial, commercial real estate and installment loans), coupled with an equivalent level of lower risk assets, resulted in higher risk-based capital ratios at quarter-end, compared with year-end 2002. The leverage ratio was similarly influenced by the asset decline and retained earnings performance. (Please see Table 5 - CAPITAL, below)

                                TABLE 5 - CAPITAL

                                                *June 30,         December 31,
                                               -----------        ------------
                                                  2003               2002
Tier 1 risk-based capital
       (minimum is 4%)                           18.49%             17.43%

Tier 1 + Tier 2 risk based capital
       (minimum is 8%)                           19.74%             18.68%

Tier 1 leverage (minimum is 3%)                   9.85%              9.09%

*Estimate

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income for the first half of 2003 was comparable to the year-ago period ($3,527 thousand vs $3,501 thousand), in spite of declines in market interest rates to four-decade lows. The same can be said for the second quarter of each year, with net interest income for the 2003 and 2002 periods coming in at $1,796 thousand and $1,735 thousand, respectively. Net interest income for the second quarter of 2003, as an annualized percentage of period-end interest bearing assets, came to a slightly higher 4.23%, compared with 3.99% in the year-ago quarter. The yield on second quarter-end, interest bearing assets fell 58 basis points from last year's second quarter, whereas the cost on second quarter-end, interest bearing liabilities in 2003 fell a larger 84 basis points. These declines are predominately rate driven, however it should be recognized that the first half of 2003 saw a .47% drop in loan volume and a 2.65% drop in deposit volume. Thus far, the ability to respond to persistent, market driven declines in interest revenue by lowering deposit offering rates has made this possible. Clearly, as with any financial services entity, there is an eventual endpoint to the ability to preserve net interest income in this manner as hypothetical market rates approach zero, especially if that occurs in concert with slow or negative loan growth. (Please see Consolidated Statements of Income on pages 3-4)

OTHER INCOME AND EXPENSE

     The loan loss provision for the first half of 2003, $143 thousand, was equivalent to the net charge-offs during the same period. This is reflective of an absence of loan growth and a reduction in risk levels in the loan portfolio as compared with the year-ago period where, in contrast, the provision of $242 thousand materially exceeded net charge-offs of $91 thousand. Charge-offs continue to predominately occur in the consumer-installment area and are materially influenced by the current practice of charging off the entire balance of defaulting loans secured by autos. Liquidation of these units is normally protracted due to the current oversupply in our market area. Proceeds from the eventual sale of these assets are taken as recoveries into the allowance for loan losses account. The average, quarterly net charge off thus far in 2003 is $72 thousand, compared with a quarterly average of $65 thousand for the 2001 and 2002 periods.


                                      (13)

     Elevated fees and revised fee calculation schedules have caused total, 2003, first half non-interest income to exceed the prior year period by approximately 17%.

     Non-interest expense levels were comparable in the 2003 and 2002 periods, with computer and data processing costs exhibiting the most noticeable growth. (Please see Consolidated Statements of Income on pages 3-4)

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Southern Colorado and Northern New Mexico area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in state and federal regulatory regimes applicable to our operations, loan demand, the ability of customers to repay loans, consumer saving habits, employment costs, and other risk factors detailed in our Form 10-K/A for the year ended
December 31, 2002 filed with the Securities and Exchange Commission.

     "Forward-looking statements" in this document can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes and the effect of the economy on the level of non-accruing loans. The statements in "risk-factors" and other statements and disclaimers in our Annual Report on Form 10-K/A constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


                                      (14)

ITEM 3.  CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures

     Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-QSB Quarterly Report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(B)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


                                      (15)

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Restatement of Financial Statements.

     In April 2003, we became aware of the need to record deferred income tax assets which had not been properly recorded in prior periods. We have included in this Quarterly Report on Form 10-QSB a restated balance sheet for December 31, 2002 to reflect the previously unrecorded deferred income tax asset of $488,418 and the corresponding increases in the minority interest in our consolidated subsidiary by $11,272 and retained earnings by $477,146. We have filed amendments to our Form 10-K and 10-Qs for the fiscal year ended December 31, 2002 and plan to file as soon as reasonably practicable amendments to our Form 10-Ks and 10-Qs for the fiscal years ended December 31, 2001 and 2000 to restate the financial statements included in these reports to reflect the correct treatment of deferred income tax assets and make related adjustments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

         b) Reports on Form 8-K
            We filed a Current Report on Form 8-K (Item 4.) on April 3, 2003 regarding a change in our certifying accountant.


                                      (16)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE REPUBLIC CORPORATION


Date:  August 8, 2003                            /s/ J. Ed Eisemann, IV
                                               ---------------------------
                                               Chief Executive Officer and
                                               Chief Financial Officer


                                      (17)

                                  EXHIBIT INDEX

31.1    Certification of Chief Executive and Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)