Form 10QSB
period 2003-09-30
REPUBLIC CORP /TX/
filed 2003-11-13
CIK 202995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the Quarterly Period Ended                 COMMISSION FILE NUMBER 0-8597
 September 30, 2003.

                            THE REPUBLIC CORPORATION

                   Texas                                    74-0911766
--------------------------------------------      ------------------------------
      (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

5340 Weslayan - P.O. Box 270462, Houston, TX                  77277
--------------------------------------------      ------------------------------
 (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 713-993-9200

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 6, 2003

COMMON STOCK, $1.00 PAR VALUE                   SHARES 333,725
-----------------------------                   --------------
                               (excluding 23,119 shares held as treasury shares)

Transitional Small Business Disclosure Format.

                                                Yes          No   X
                                                    -------     ------

                            THE REPUBLIC CORPORATION

                   Index to Quarterly Report on Form 10-QSB


                                                                                      PAGE
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)                                      1

                  Consolidated Balance Sheets September 30, 2003 and
                  December 31, 2002                                                     1-2

                  Consolidated Statements of Income for the three months and
                  nine months ended September 30, 2003 and September 30, 2002           3-4

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2003 and September 30, 2002                       5

                  Notes to Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis                                  7

         Item 3.  Controls and Procedures                                               16

Part II. Other Information                                                              17

         Item 1. Legal Proceedings                                                      17

         Item 2. Changes in Securities                                                  17

         Item 3. Defaults Upon Senior Securities                                        17

         Item 4. Submission of Matters to a Vote of Security Holders                    17

         Item 5. Other Information                                                      17

         Item 6. Exhibits and Reports on Form 8-K                                       17

Signatures                                                                              18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)


                   THE REPUBLIC CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
  ASSETS
                                                   September 30,    December 31,
                                                        2003            2002
                                                    (Unaudited)      (Restated)
                                                    -----------      ----------
  Cash and due from banks                           $6,229,292      $ 5,781,622

  Federal funds sold                                39,275,000       40,750,000
                                                   -----------      -----------
  Cash and cash equivalents                         45,504,292       46,531,622
                                                   -----------      -----------
  Held-to-maturity securities                       24,481,540       22,470,121

  Loans, net of allowance for loan losses of
    $1,700,000 and $1,700,060 at September 30,
    2003 and December 31, 2002                     105,215,523      107,659,820

  Premises and equipment                             2,930,748        3,033,582

  Federal Reserve Bank and Federal Home Loan
    Bank, Topeka stock                                 657,300           24,000

  Foreclosed assets held for sale, net                 543,721          350,977

  Interest receivable - loans                          589,240          624,047

  Deferred income taxes                                488,418          488,418

  Goodwill                                             436,079          436,079

  Other                                                436,388          324,857
                                                   -----------      -----------
  Total assets                                    $181,283,249     $181,943,523
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                        2003            2002
                                                    (Unaudited)      (Restated)
                                                    -----------      ----------
   LIABILITIES

     Deposits

        Demand                                    $ 23,700,943    $  21,052,697

        Savings, NOW and money market               59,287,505       60,424,819

        Time                                        79,312,180       82,297,598
                                                   -----------      -----------
           Total deposits                          162,300,628      163,775,114
                                                   -----------      -----------
     Interest payable and other liabilities            662,943          894,475
                                                   -----------      -----------
           Total liabilities                       162,963,571      164,669,589
                                                   -----------      -----------
    Minority Interest in Consolidated Subsidiary       530,977          497,123

   STOCKHOLDERS' EQUITY
     Common stock, $ 1.00 par value; authorized
       750,000 shares; 333,725 shares issued and
       outstanding September 30, 2003 and December
       31, 2002                                        356,844          356,844

     Additional paid-in capital                        234,931          234,931

     Retained earnings                              17,288,229       16,276,339

     Treasury stock, at cost
        Common Stock; 23,119 shares at
         September 30, 2003 and
         December 31, 2002                             (91,303)        (91,303)
                                                   -----------      -----------
           Total stockholders' equity               17,788,701       16,776,811
                                                   -----------      -----------

           Total liabilities and stockholders'
             equity                               $181,283,249     $181,943,523
                                                   ===========      ===========

                See Notes to Consolidated Financial Statements

                   THE REPUBLIC CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                       Three Months Ended             Nine Months Ended
                                                       ------------------             -----------------
                                                     Sept. 30,     Sept. 30,       Sept. 30,      Sept. 30,
                                                        2003          2002           2003           2002
                                                    (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                                    -----------   -----------     -----------    -----------
    INTEREST INCOME
        Loans                                       $2,066,466    $2,240,494      $6,262,053     $6,848,963
        Securities
           Taxable                                     182,118       273,219         565,713        933,857
           Tax-exempt                                   29,211        29,211          87,632         86,832
        Federal funds sold                              94,446       179,135         326,907        437,331
                                                     ---------     ---------       ---------      ---------
               Total interest income                 2,372,241     2,722,059       7,242,305      8,306,983
                                                     ---------     ---------       ---------      ---------

    INTEREST EXPENSE

        Deposits                                       582,183       942,073       1,925,464      3,026,285
                                                     ---------     ---------       ---------      ---------
               Total interest expense                  582,183       942,073       1,925,464      3,026,285
                                                     ---------     ---------       ---------      ---------

    NET INTEREST INCOME                              1,790,058     1,779,986       5,316,841      5,280,698
                                                     ---------     ---------       ---------      ---------

    PROVISION FOR LOAN LOSSES                          (68,777)      (69,602)       (212,089)      (311,776)
                                                     ---------     ---------       ---------      ---------

    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                1,721,281     1,710,384       5,104,752      4,968,922
                                                     ---------     ---------       ---------      ---------

    NONINTEREST INCOME

        Customer service fees                           48,245        48,794         152,212        136,453

        Other service charges and fees                 153,672       130,216         435,977        351,041

        Other                                           77,888        75,213         275,666        265,722
                                                     ---------     ---------       ---------      ---------
               Total noninterest income                279,805       254,223         863,855        753,216
                                                     ---------     ---------       ---------      ---------



                                                       Three Months Ended             Nine Months Ended
                                                       ------------------             -----------------
                                                     Sept. 30,     Sept. 30,       Sept. 30,      Sept. 30,
                                                        2003          2002           2003           2002
                                                    (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                                    -----------   -----------     -----------    -----------
   NONINTEREST EXPENSE

     Salaries and employee benefits                    680,559       654,169       2,022,852      1,989,962

     Net occupancy expense                             135,077        61,453         337,292        309,792

     Equipment expense                                  22,652        34,897          77,080         82,335

     Data processing fees                              155,553       131,613         476,544        416,569

     Professional fees                                  67,390        49,603         169,945        150,131

     Marketing expense                                  64,456        45,742         156,320        144,023

     Printing and office supplies                       46,552        44,262         120,175        142,171

     Depreciation                                       90,582        87,998         245,940        260,570

     Deposit insurance premium                           5,896        13,888          18,640         27,967

     Other                                             249,815       231,350         711,197        688,733
                                                     ---------      --------      ----------      ---------
           Total noninterest expense                 1,518,532     1,354,975       4,335,985      4,212,253
                                                     ---------      --------      ----------      ---------
   INCOME BEFORE INCOME TAX                            482,554       609,632       1,632,622      1,509,885

   PROVISION FOR INCOME TAXES                          178,000       206,000         587,000        566,050
                                                     ---------      --------      ----------      ---------
    INCOME BEFORE MINORITY INTEREST                    304,554       403,632       1,045,622        943,835

    MINORITY INTEREST IN NET
     INCOME OF SUBSIDIARY                              (10,298)      (12,293)        (33,732)       (30,203)
                                                     ---------      --------      ----------      ---------
   NET INCOME                                       $  294,256     $ 391,339     $ 1,011,890     $  913,632
                                                     =========      ========      ==========      =========
   BASIC EARNINGS PER SHARE                         $     0.88     $    1.17     $      3.03     $     2.74
                                                     =========      ========      ==========      =========

                See Notes to Consolidated Financial Statements

                   THE REPUBLIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                         2003           2002
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
   OPERATING ACTIVITIES
     Net income                                    $  1,011,890    $    913,632
     Items not requiring (providing) cash
        Depreciation and amortization                   245,940         260,570
        Provision for loan losses                       212,089         311,776
        Amortization of premiums and discounts on
         securities                                     (11,419)        124,465
        Other real estate gains/net                     (12,405)         (2,962)
        Loss on sale of subsidiary stock                    -0-          31,377
     Changes in
        Interest receivable                            (314,244)       (245,897)
        Other assets                                    237,520        (343,749)

        Interest payable and other liabilities         (197,678)        509,920
                                                    -----------     -----------
           Net cash provided by operating
            activities                                1,171,693       1,559,132
                                                    -----------     -----------
   INVESTING ACTIVITIES
     Proceeds from maturities of held-to-maturity
       securities                                     5,000,000       5,000,000
     Proceeds from sale of subsidiary stock                 -0-           5,000
     Net change in loans                              1,806,203       3,146,600
     Purchase of Federal Home Loan Bank, Topeka
       stock                                           (633,300)            -0-
     Purchase of held-to-maturity securities         (7,000,000)            -0-
     Purchase of premises and equipment                (143,106)       (163,340)

     Proceeds from the sale of foreclosed assets        245,666          96,000
                                                    -----------     -----------
           Net cash provided by (used in)
             investing activities                      (724,537)      8,084,260
                                                    -----------     -----------
   FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
       money market, NOW and savings accounts         1,510,932       6,765,268
     Net increase (decrease) in certificates of
       deposit                                       (2,985,418)      3,135,585
                                                    -----------     -----------
           Net cash provided by (used in)
             financing activities                    (1,474,486)      9,900,853
                                                    -----------     -----------
   INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     (1,027,330)     19,544,245
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      46,531,622      28,715,872
                                                    -----------     -----------
   CASH AND CASH EQUIVALENTS, END OF  QUARTER      $ 45,504,292    $ 48,260,117
                                                    ===========     ===========
   SUPPLEMENTAL CASH FLOWS INFORMATION

     Interest paid                                 $  2,144,074    $  3,105,565
     Income taxes paid                                  573,271         608,000
     Sale and financing of foreclosed assets             24,300          30,750

     Real estate acquired in settlement of loans        427,893         228,259

                See Notes to Consolidated Financial Statements

                    THE REPUBLIC CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                               September 30, 2003

Note 1 - BASIS OF PREPARATION AND PRESENTATION

      The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation. The condensed consolidated financial statements include the accounts of The Republic Corporation and its subsidiary, The First National Bank in Trinidad. The condensed consolidated balance sheet of The Republic Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of The Republic Corporation as of that date. The balance sheet for December 31, 2002 has been restated to reflect the previously unrecorded deferred income tax asset of $488,418 and the corresponding increases in the minority interest of our consolidated subsidiary by $11,272 and retained earnings by $477,146. The Company's filings on Forms 10-Q, 10-K/A, 10-Q/A and 10-QSB filed on May 15, 2003, July 1, 2003, July 1, 2003 and August 8, 2003, respectively, include the results of the restatement for the affected periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are on Form 10-K/A for the fiscal year ended December 31, 2002. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 2 - EARNINGS PER COMMON SHARE

      Earnings per common share is computed by dividing net income available for common stockholders by the average number of shares of common stock outstanding during the period (333,725 shares).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the third quarter and nine months ended September 30, 2003. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and the management's discussion and analysis of financial condition and results of operations included in our Form 10-KA for the year ended December 31, 2002.

GENERAL

      Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies, which in turn affects the Company's net interest income and financial stability. Net interest income is the difference between the Company's interest income on interest-earning assets such as loans and investments, and its interest expense on interest-bearing liabilities such as deposits and borrowings. The Company's results of operations and financial condition are largely dependent on movements in market interest rates and ability to manage its assets and liabilities in response to such movements. Results of operations for the Company, as with other financial institutions, may be materially and adversely affected by changes in prevailing economic conditions, including changes, and the rate of change, in interest rates and the fiscal policies of the federal government in particular. Management is responsible for structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can cause a negative earnings impact on the best conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management's ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The potential for increased loan charge-offs and loan loss provisions in such environments must be taken into account in addition to the possibility of lower net interest income. In the present economic environment, the most significant potential changes for the Company would be a reversal of federal monetary policy that would bring an end to the low interest rates that now prevail as well as any significant decrease in employment levels in Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. Either of these events, which may occur in isolation or in concert with one another, could cause a negative effect on net interest income or increase our credit losses above current levels. There can be no assurance, going forward, that these results will not occur. Lastly, the effective management of technology is a growing factor in defining our results as a financial institution. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk. Specifically, these risks include the potential loss, delay or unauthorized access to or alteration of customer transaction data housed or conveyed via electronic means and the possible negative, public reaction to such events in our markets.

RESULTS OF OPERATIONS

OVERVIEW

      Net income for The Republic Corporation and Subsidiary was $294 thousand in the three months ended September 30, 2003, a decrease of 24.8% from net income of $391 thousand in the comparable 2002 period. Earnings per share fell to $.88 in the same 2003 period, compared to $1.17 in the 2002 period. Net income for the nine months ended September 30, 2003 was $1,012 thousand, a 10.8% increase from $914 thousand in the corresponding 2002 period. Earnings per share rose to $3.03 in the nine months ended September 30, 2003 compared to $2.74 in the 2002 period. Results in the three month period of 2003 were less favorable than in the nine month period due, in large part, to the larger, third quarter, 2003 payment for the annually recurring facade restoration of the historic bank building in Trinidad, Colorado. The 2003 phase of the project is presently complete.

NET INTEREST INCOME

      Net interest income in the three and nine month periods ended September 30, 2003 kept pace with the corresponding 2002 periods, largely a byproduct of aggressive reductions in deposit offering rates adopted as a response to declining loan totals, lower federal fund rates and lower aggregate loan and investment portfolio yields caused by contractual repricings. As an example, the yield of the short term investment portfolio has declined to 3.19% at September 30, 2003, compared to 4.23% on the same date in 2002. Total interest income fell approximately $350 thousand in the three month period ended September 30, 2003 from the prior year period, a decline of 12.85%. Similarly, the decline in the nine month period was approximately $1,065 thousand, or 12.82%. Total interest expense fell approximately $360 thousand, or 38.20%, and approximately $1,101 thousand, or 36.38%, in the three and nine month periods ended September 30, 2003, respectively as compared to the prior year periods. As a result, net interest income for the third quarter of 2003 was $1,790 thousand, very close to the year-ago figure of $1,780 thousand. The nine month period ended September 30, 2003 saw a net interest income figure of $5,317 thousand, also quite close to the year-ago figure of $5,281. Going forward, the continued preservation of margin in the event of further declines in interest income will continue to be predominantly a matter of deposit pricing power. We believe that we are able to lower deposit interest rates somewhat further as the need arises, primarily because our deposit offering rates currently exceed those of most of our local and national competitors.

PROVISION FOR LOAN LOSS

      The loan loss provision in the current quarter is substantially equivalent to the year-ago figure at $69 thousand. The provision made in the third quarter of 2003 offset the net charge-offs in the same period and brought the end of quarter allowance for loan losses to $1,700 thousand. Losses continue to be concentrated in the consumer installment area and continue to be impacted by the current practice of charging off the full value of repossessed autos. These losses are largely associated with loan activity that predates the more stringent underwriting and review standards presently in place. Thus far in 2003, net, quarterly charge-offs are averaging $71 thousand, compared with an average of $65 thousand in the 2001 and 2002 time frames. (See Asset Quality, page 9.)

OTHER INCOME AND EXPENSE

      Elevated fees and revised fee calculation schedules have caused total fee income for the current quarter to be up $23 thousand from the prior year period, an increase of approximately 13%. Year to date, the increase is $101 thousand, or approximately 21%.

      Non-interest expense in the current quarter is up $164 thousand, an increase of 12%. This appears to be isolated to the third-quarter since the year-to-date increase is $124 thousand, or approximately 3%. The third quarter was disproportionately impacted by a much higher occupancy expense, which consisted of recurring historic building restoration costs that occurred later in the year this year than in 2002. More ingrained and persistent increases that extend beyond the third quarter include data processing fees, which are higher in 2003 due to improved systems capability. Higher health insurance costs caused the employee benefits category to be higher in both the three and nine month periods ending September 30, 2003. Also, professional fees are up in both periods due primarily to increased collection activity and increased corporate compliance costs.

INCOME  TAX  EXPENSE

      Income tax expense decreased $28 thousand, or 13.6 %, for the three months ended September 30, 2003 to $178 thousand compared to $206 thousand in the comparable 2002 period. This decrease was primarily due to lower earnings and slightly lower holdings of state tax exempt securities in the 2003 period. Income tax expense rose $21 thousand, or 3.7%, for the nine months ended September 30, 2003 to $587 thousand, compared to $566 thousand in the 2002 period. (Please see Consolidated Statements of Income on page 3.)

ASSET QUALITY

      Nonaccrual loans consist of all loans past due sixty or more days at the end of the current period as well as other selected loans where borrower repayment is made less than likely by financial impairment or other adverse circumstance. When payments are received on non-accruing loans, the interest portion is typically taken into income on a cash basis. When borrower prospects improve and payments are promptly made for at least two quarters, the loan in question will typically be returned to accruing status. The total dollar amount of loans placed on non-accrual at September 30, 2003 has declined to a level last seen in the 2000-2001 time frame, a positive trend that has continued for most of 2003. Possible reasons for this trend include recent efforts to improve collection and underwriting practices together with, possibly, the effects of improvements in the local and national economies. Although the levels of our loans placed on nonaccrual status has declined, there can be no assurance, in view of the national and local economies, that we will not have to increase the number of the loans categorized as nonaccrual. At period-end, there were no restructured loans in the portfolio. (Please see TABLE 1- PROBLEM ASSETS, page 10.)

                            TABLE 1 - PROBLEM ASSETS

(dollars in thousands)                    September 30,           December 31,
                                      ------------------  -------------------------
                                        2003       2002     2002     2001     2000
                                        ----       ----     ----     ----     ----
Nonaccrual Loans                      $   837    $ 1,883  $ 2,304  $ 1,008  $ 1,076
   Past-due Loans (90 days or more
     and still accruing)                  -0-        -0-      -0-      -0-      149

Restructured Loans (still accruing)       -0-         99      349       81      781
                                      -------    -------  -------  -------  -------
   Total problem Loans                $   837    $ 1,982  $ 2,653   $1,089  $ 2,006

Foreclosed Assets
   Real Estate                            544        322      351      255       38
   In-Substance foreclosures              -0-        -0-      -0-      -0-      -0-
   Other                                  -0-        -0-      -0-      -0-       17
                                      -------    -------  -------  -------  -------
Total Problem Assets                  $ 1,381    $ 2,304  $ 3,004  $ 1,344  $ 2,061
                                      =======    =======  =======  =======  =======

Total problem loans as a
   percentage of total loans              .8%       1.8%     2.4%     1.0%     1.8%
Total problem assets as a percentage
   of total loans and foreclosed
   assets                                1.3%       2.1%     2.7%     1.2%     1.8%


      Increased competition for a dwindling supply of commercial loans, coupled with a flat local economy and another interest rate driven surge in residential refinancing, has resulted in continued declines in loan totals, a trend that began in earnest in 2002. Commercial and industrial loans are down $2,651 thousand, or 27 %, since year-end 2002. Real estate loans, other than construction loans, are down $675 thousand, or .8%, and installment loans are down $2,514 thousand, or 23%, during the same time frame. This $2,444 thousand decline in loan totals over the past nine months is detrimental to net interest margin since these funds must necessarily be reinvested into instruments that, in the current time frame, yield significantly less than any interest bearing loan that the bank can make to its customers. While a material loosening of the bank's lending criteria or an expansion of the bank's geographic lending area may conceivably lead to an increase in the aggregate dollar amount of loans, management believes that these steps would not be prudent or consistent with our conservative underwriting policies. In addition, such steps could materially and adversely affect the Company's financial condition and lead to a material increase in non-performing loans. Running counter to these trends is a $3,242 thousand, or 88%, growth in construction loan totals since year-end 2002. This growth is cyclical in nature, with September levels typically showing the effect of construction projects commenced during the warmer months. (Please see TABLE 2
- LOAN CONCENTRATIONS, below.)

                          TABLE 2 - LOAN CONCENTRATIONS

(dollars in thousands)                  September 30,               December 31,
                                    --------------------  ---------------------------------
                                       2003       2002       2002       2001         2000
                                       ----       ----       ----       ----         ----
Commercial and Industrial           $   7,025  $   8,562  $   9,676  $   7,424   $    7,361
Agricultural                            1,398      1,292      1,244      1,754        3,029
Real Estate-Construction                6,914      3,588      3,672      3,262        8,122
Real Estate-Mortgage                   83,253     85,739     83,928     89,617       84,256
Installment loans to Individuals        8,326     10,612     10,840     11,233       11,210
                                    ---------  ---------  ---------  ---------   ----------
       Totals                       $ 106,916  $ 109,793  $ 109,360  $ 113,290   $  113,978
                                    =========  =========  =========  =========   ==========


      Foreclosed real estate has risen to $544 thousand at September 30, 2003, an increase of 68.9% from $322 thousand on the corresponding 2002 date and an increase of 55% from $351 thousand at year-end, 2002. Foreclosure activity in the bank's markets is noticeably on the increase and prompt marketing and sale of these properties is a management priority going into 2004. (Please see Table 1, PROBLEM ASSETS, page 10.)

      The total amount of Federal Funds Sold held on September 30, 2003 remains high, at $39,275 thousand, or 21.7% of total assets, compared to year-end, 2002 holdings of $40,750 thousand, or 22.4% of total assets. The peer average for banks of this type is 3.16%. When loan demand improves, management will tap these funds as a likely first response. These accumulations are parceled out to approved banks in amounts not exceeding $3,000 thousand per bank.

      At September 30, 2003, securities held to maturity totaled $24,482 thousand, 13.5% of total assets, an increase from year-end, 2002 levels of $22,470 thousand, or 12.4% of total assets. At September 30, 2003, 90.6% of the portfolio consisted of Federal Home Loan Bank bonds with maturities of 26 months, or less, the remainder consisting of municipal bonds with AAA Moody's ratings. (Please see Consolidated Balance Sheet, pages 1-2, and Table 4, INVESTMENT SECURITIES, page 14.)

SOURCES AND USES OF FUNDS

      Deposit declines in the year-to-date period ending September 30, 2003 totaled $1,474 thousand, compared with an increase of $9,901 thousand in the corresponding 2002 period. We believe that this decline is principally attributable to lower deposit rates. The effect of lower interest rates was beginning to be felt by our depositors in 2002 but arguably became more severe as the trend extended into 2003. Most of the time deposits in the bank repriced to significantly lower rates by mid-year 2003, where in prior periods many depositors were still receiving relatively high rates. Net loan growth was negative in both the 2003 and 2002 periods ending September 30, however, the 2003 decline was less significant at $1,806 thousand, compared with $3,146 thousand in the 2002 period. The end result of the deposit and loan flow experienced in these periods was a decline of $1,027 thousand in cash and cash equivalents in the 2003 period, compared with an increase of $19,544 thousand in the 2002 period. Since the current yields obtainable on federal funds sold and short term securities are at a 40 year low, and liquidity remains adequate, this decline is not presently viewed by management as detrimental. (Please see Consolidated Statements of Cash Flows, page 5.)

LIQUIDITY

      Liquidity, our ability to respond to withdrawal or loan requests, is slightly higher at September 30, 2003, compared with year-end 2002. The difference, however, is not sufficiently material so as to suggest a trend or causal relationship. Cash and due from banks, federal funds sold and held-to-maturity securities totaled approximately 43% of the total liabilities on September 30, 2003 and approximately 42% at year-end 2002. Additional sources of funding that, as yet, remain untapped include an unsecured federal funds purchase line of $8,090 thousand, established at Banker's Bank of the West in Denver, Colorado. Also, the subsidiary Bank has become a member of the Federal Home Loan Bank of Topeka and currently has the ability to obtain advances in excess of $64 million. Such membership allows the Company to borrow from the FHLB as an alternative source of funding to fund loan growth when deposits are not sufficient alone to support such growth or to match fund targeted asset maturities. The Company has not, as yet, borrowed from the FHLB. (Please see Consolidated Balance Sheets on pages 1-2.)

INTEREST RATE SENSITIVITY MANAGEMENT

      In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. Under the auspices of our asset and liability committee, we analyze and compare these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate changes. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded "basis risk", as well as overt adjustment to the timing of repricing events, so as to address "term risk", as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. In our modeling, we attempt to anticipate the effect on net interest income with a 100 and 400 basis point shift up or down in interest rates. The instruments that we typically adjust in the modeling process are loans, securities held to maturity, federal funds sold and deposit liabilities. This model is periodically altered to reflect both management's ability and intention to make these adjustments and therefore represents an effort to combine mathematical prediction with behavioral probability. Although we believe that we have sufficient tools in place to mitigate the adverse earnings impact caused by interest rate change, the effect of these changes in any given period may be to negatively impact reported income and interest earned on securities held by the Company. We do not currently invest in derivative financial instruments such as futures, swaps, options, and other financial instruments with similar characteristics and there is currently negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities. (Please see TABLE 3 - REPRICING SCHEDULE on page 13 and TABLE 4 - INVESTMENT SECURITIES on page 14.)

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          TABLE 3 - REPRICING SCHEDULE
                                     9-30-03

(dollars in thousands)                                            3 MO           3-12         1-3          OVER
                                                                 OR LESS        MONTHS       YEARS        3 YEARS
                                                                 -------        ------       -----        -------
RATE SENSITIVE ASSETS
(Assets that can be repriced within X days)
Loans*                                                           $ 14,045       $ 21,547     $ 10,805    $ 60,383
Federal Funds Sold                                                 39,275            -0-          -0-         -0-
Taxable Securities** (at par)                                       5,000          5,000       12,000         -0-
Municipal Bonds (at par)                                              -0-            -0-          -0-       2,295
                                                                 --------       --------     --------    --------
          TOTAL                                                  $ 58,320       $ 26,547     $ 22,805    $ 62,678
                                                                 ========       ========     ========    ========

RATE SENSITIVE LIABILITIES
(Liabilities that can be repriced within X days)
Time Certificates of Deposit                                     $ 28,597       $ 42,036       $8,679      $  -0-
NOW Accounts                                                        2,010            -0-          -0-         -0-
Super NOW Accounts                                                 32,202            -0-          -0-         -0-
Savings Accounts                                                    9,613            -0-          -0-         -0-
MMDA Accounts                                                      15,463            -0-          -0-         -0-
                                                                 --------       --------     --------    --------
          TOTAL                                                  $ 87,885       $ 42,036       $8,679       $ -0-
                                                                 ========       ========       ======       =====

Interest Rate Sensitivity Gap                                    (29,565)       (15,489)       14,126      62,678
Cumulative Interest Rate Sensitivity Gap                         (29,565)       (45,054)     (30,928)      31,750

* Does not include overdrawn demand deposits of $17 thousand or $119 thousand in overdraft loans.
** Does not include $24 thousand in Federal Reserve Bank Stock or $633 thousand in FHLB Topeka Stock.

                              INVESTMENT SECURITIES

                                     TABLE 4

                                                   CARRYING            UNREALIZED         UNREALIZED      MARKET
          (dollars in thousands)                    VALUE                GAINS              LOSSES         VALUE
                                                    -----                -----              ------         -----
September 30, 2003
------------------
        Held to Maturity *:
        U.S. Treasury Securities                           --                  --            --                  --
        Other                                    $ 24,481,540           $ 460,549            --        $ 24,942,089
December 31, 2002
-----------------
        Held to Maturity *:
        U.S. Treasury Securities                           --                  --            --                  --
        Other                                    $ 22,470,121           $ 722,733            --        $ 23,192,854
December 31, 2001
-----------------
        Held to Maturity *:
        U.S. Treasury Securities                           --                  --            --                  --
        Other                                    $ 32,639,115           $ 397,400            --        $ 33,036,515


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

                                 CAPITALIZATION

      The Company's total stockholders' equity increased approximately $1,012 thousand to $17,789 thousand at September 30, 2003 from $16,777 thousand at December 31, 2002, due to the retention of earnings in the current year. This, coupled with the absence of asset growth and the continued decline of higher risk assets, including commercial and industrial, commercial real estate and installment loans, has caused a material increase in all capital ratios thus far in 2003. The Federal Reserve Board and FDIC guidelines require a minimum of 4% Tier 1 core capital to risk-weighted assets ratio, an 8% total qualifying capital to risk-weighted assets ratio and a 3% Tier 1 leverage ratio. All of the reported ratios for September 30, 2003 and December 31, 2002 far exceed these minimum levels and fall well within the regulatory, "well capitalized" category. (Please see TABLE 5 - CAPITAL, below.)

                                TABLE 5 - CAPITAL

                               *September 30,   December 31,   Regulatory
                                    2003            2002        Minimum
Tier 1 risk-based capital          19.12%         17.43%           4%
Tier 1 + Tier 2 risk based         20.38%         18.68%           8%
capital
Tier 1 leverage                     9.97%          9.09%           3%

*Estimate

      Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      Statements which are not historical facts contained in this document are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Southern Colorado and Northern New Mexico area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in state and federal regulatory regimes applicable to our operations, loan demand, the ability of customers to repay loans, consumer saving habits, employment costs, technology costs and other risk factors detailed in our Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

(A)   Evaluation of disclosure controls and procedures

      Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Form 10-QSB Quarterly Report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(B)   Changes in internal controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            None.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits
                  31.1 Certification of Chief Executive and Chief Financial
                       Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive and Chief Financial
                       Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

            b)    Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE REPUBLIC CORPORATION


                                          /s/ J. ED EISEMANN, IV
Date:  November 12, 2003                  -----------------------------------
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

31.1  Certification of Chief Executive and Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)