Form 10KSB
period 2003-12-31
REPUBLIC CORP /TX/
filed 2004-03-30
CIK 202995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-8597

THE REPUBLIC CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

TEXAS	74-0911766
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5340 Weslayan, P.O. Box 270462
Houston, Texas	77277
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (713) 993-9200

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

750,000 shares Common Stock, par value $1.00 per share, of which 356,844 are outstanding, including 23,119 held in treasury.
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer’s revenues for its most recent fiscal year $10,705,937

State the aggregate market value for the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,720,920 as of June 30, 2003

DOCUMENTS INCORPORATED BY REFERENCE
NONE

THE REPUBLIC CORPORATION
FORM 10-KSB
INDEX

1

PART I

ITEM 1. BUSINESS

OVERVIEW

The Republic Corporation was chartered in Texas on January 11, 1955 as Columbia General Investment Corporation, to conduct business in mortgage banking. Columbia General Investment Corporation acquired The Republic Corporation in 1960 and shortly thereafter changed its name to The Republic Corporation (the “Company”). Also in 1960, the Company acquired 75% of the outstanding stock of The First National Bank in Trinidad, Colorado (the “Bank”). In 1961, an additional 23% of the Bank stock was purchased by the Company, and since then only qualifying shares for directors of the Bank have been held by other than the Company. Since discontinuing mortgage banking operations in 1963, the Company has carried on no significant operations other than as an advisor to the Bank.

Since its inception, the Bank has placed great emphasis on a strong capital position, liquidity, asset quality through conservative loan underwriting and investment practices and personal attention to customer needs. In delivering banking services to its geographic market, Las Animas County, Colorado, Huerfano County, Colorado and Colfax County, New Mexico, the Bank has strategically placed traditional, full service bank facilities as well as a non-traditional “in-store” bank facility, a loan production/deposit production facility and free standing drive-up ATM facilities. See “Item 2-Properties.” Additionally, the Bank has created and offers high tech products to its customers such as; iBank, a transactional internet banking product, Bankline, a telephone banking product and a VISA CheckCard debit card.

The Company’s strategy for growth (see “Growth Strategy”) is primarily based on the establishment and progressive improvement of access portals, whether they be traditional bank facilities or the non traditional, such as internet banking. This entails a combination of person-to-person, or “high touch” delivery of banking services and non person–to-person, or “high tech,” delivery. Management is of the opinion that both approaches have value, that a growing percentage of the Company’s customer base expects this range of delivery and that an independent community bank can be effective in providing this in the marketplace.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995”

OPERATING STRATEGY

The Company’s strategy as an independent, one-bank holding company has been carried out through operations of the Bank, including its branches. The Bank, under the direction of the Company, emphasizes local relationship banking from small and medium sized businesses and individuals. The Bank’s operating strategies include:

•	Personal Attention and Effective Delivery

•	Maintaining Asset Quality

•	Asset/Liability Management

Personal Attention and Effective Delivery. The Bank’s strategy is one of providing customers with the personal attention that has been an enduring characteristic throughout its history, coupled with effective delivery of banking services via conveniently placed full service branches, ATM facilities and free, transactional internet banking. The latter is not viewed by management as a departure from the concept of personal service but rather a necessary means of access made more effective by personal service.

The Bank’s advertising is targeted at each of the communities it serves and includes a quarterly, full color newsletter, which includes articles on area businesses and on banking topics and bank products. This newsletter is mailed to each address in the three county market and is posted on the Bank’s website.

Maintaining Asset Quality. The Bank’s lending policy and strategy are rooted in conservative underwriting standards and the avoidance of lending outside of the Bank’s market. This philosophy of lending has generally resulted in low ratios of nonperforming assets to total assets and controllable loan losses. See “Nonperforming Assets.”

The Bank’s investment policy and practices are also conservative, with strict guidelines regarding credit risk. See “Held-to-Maturity Securities.”

Asset/Liability Management. The long term strategy of the Bank in this area is the avoidance of undue interest rate risk. Exposure to interest rate risk arises from volatile interest rates and changes in the Bank’s balance sheet mix. The Bank’s policy is to control the exposure of its earnings to changing interest rates through the maintenance of a mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes. See “Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management.”

GROWTH STRATEGY

The Company has focused on growth as an independent entity and adopted an internal growth strategy through establishing full-service branches, a loan production/deposit production office and free-standing ATM facilities throughout its three county market area. The Bank’s main office and two existing full service branches are structured to provide complete banking services in each location and each branch is headed by a President or branch manager with responsibility and authority to service the banking and lending needs of local businesses and consumers. The loan production/deposit production office is headed by an office manger with similar responsibility and authority to serve the non-transactional needs of local businesses and consumers, including account opening and loan negotiation and closing. The marketing for each of the outlying locations is semi-autonomous from the Bank’s main office and management has encouraged each location to foster its own geographic identity in order to complement the Bank’s philosophy of being responsive to local customer input rather than the customer being asked to conform to a centralized entity without having the opportunity to give input. Free-standing, drive-up ATM facilities have also been established in each of the counties the Bank serves, providing 24 hour cash withdrawal, deposit and account inquiry and transfer capability. See “Item 2-Properties.” The Bank has additionally committed to an effective delivery of banking services over the internet, a product that is fully operational and is marketed as another “branch” for those customers who opt to bank in this manner.

The primary growth strategy for the Company will be the introduction of new products and facilities in our markets so as to attract a growing share of bank product usage by those who reside or do business locally. To accommodate the Company’s anticipated growth from the new residents in the community, or from existing residents who formerly did their banking elsewhere, management intends to continue to recruit and develop additional high-quality personnel and enhance its internal management systems. Management believes that such personnel and systems are necessary if the Company is to continue its growth strategy without compromising its customer-oriented approach to banking and its commitment to maximize asset quality. There can be no assurance, however, that the Company will achieve its growth objectives.

ECONOMIC ENVIRONMENT IN MARKET AREAS SERVED

The Company’s principal market for loans and deposits is the three county rural area comprised of Las Animas, and Huerfano Counties, in Colorado and Colfax County, New Mexico. These markets depend primarily on tourism and continued coal-bed methane gas development, an activity that has grown in significance over the past decade. The latter has served to prop up the local economy during the post September 11, 2001 downturn but has also partially re-established the area’s former dependence upon the energy sector. The development of light industry is also marginally successful thus far and capable of expansion, limited only by the scarcity of water resources and a limited skilled labor pool.

Going forward, it is management’s expectation that the economic conditions in the Company’s market will continue to keep pace with the ongoing slow recovery nationally and, to the extent that natural gas prices remain elevated, will continue to be supported by gas development locally. This set of circumstances has yielded a negative loan and deposit growth experience for the Company in the recent past and it is our anticipation that this will persist.

LENDING ACTIVITIES

General. The Bank provides a range of commercial and retail lending services including, but not limited to, commercial business loans, commercial and residential real estate construction loans, commercial and residential real estate mortgage loans, consumer loans, agriculture loans, revolving lines of credit and letters of credit. Currently, the primary focus of the Bank is on residential real estate mortgage and construction loans, largely in response to the recent upsurge in refinancing and housing starts tied to historically low interest rates, and commercial business lending to small area businesses. The Bank places a strong emphasis on asset quality and maintains conservative underwriting standards. The Bank monitors the concentration of its commercial loan portfolio in an effort to avoid over-allocating its funds available for lending to any industry sector.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by type of loan, aggregate dollar amount and percentage of total loans at the dates indicated.

LOAN PORTFOLIO MIX

	December 31,		December 31,
	2003		2002
(Dollars in thousands)	Amount	%	Amount	%
Real estate mortgage	$82,973	79.7	$83,928	78.0
Real estate construction	6,915	6.6	3,672	3.4
Commercial and industrial	6,716	6.4	9,676	9.0
Agriculture	1,237	1.2	1,244	1.2
Consumer	7,997	7.7	10,838	10.0
Other	29	0.0	2	0.0

Total	105,867	101.6	109,360	101.6
Less allowance for loan losses	(1,700)	1.6	(1,700)	1.6
Loans receivable, net	$104,167	100.0	$107,660	100.0

Real Estate Mortgage Loans. Real estate loans are the Bank’s primary focus and the strength of its lending activity. The Bank generally restricts its residential mortgage loans to owner occupied homes located within the Bank’s geographic market area. The Bank adheres to a maximum loan-to-value ratio of 80% on primary residences and 70% on second homes. These loans are typically structured to mature 15 years from the day of making and are amortized for 30 years or less. The Bank requires documentation that supports a strong debt servicing capability and an acceptable credit rating from qualifying applicants. At December 31, 2003, the Bank held approximately $66,328,000, or 79.9%, of total loans secured by finished real property, in loans secured by finished, single family residential property.

The Bank generally restricts its commercial real estate lending activity to local, owner-occupied properties or to local, investor properties that are owned by customers with which the Bank has a satisfactory banking relationship. Commercial real estate loans are generally underwritten with a maximum loan-to-value ratio of 75% and are structured at a daily or annually variable interest rate or a three or five-year fixed rate. The Bank requires personal guarantees on these loans and requires qualifying applicants to have a strong history and prospect of debt servicing capability and an acceptable credit rating. At December 31, 2003, the Bank held approximately $15,935,000, or 19.2%, of total loans secured by finished real property, in loans secured by finished commercial real estate. The primary risks of loans of this type are the borrower’s inability to pay and deterioration of the value of the collateralized property. Management does not believe that the Bank’s existing commercial real estate loan portfolio represents a material risk of loan losses.

Real Estate Construction Loans. The Bank originates single family residential construction loans for owner occupants and typically combines the construction and permanent financing into one contract. The Bank collects interest monthly and charges a fee for conducting periodic construction inspections during the construction phase, which is typically structured to be 6 months in duration.

The Bank also originates single family residential construction loans to builders who have demonstrated a favorable record of performance with the Bank or within the Bank’s geographic market area on both a pre-sold and speculative basis. The Bank typically restricts the latter to no more than one unsold property at any given time and restricts the loan amount to no more than 75% of the finished, appraised value. The Bank also finances construction of commercial properties and typically combines the construction and permanent financing into one contract. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. Construction inspections are performed by qualified independent contractors.

Commercial and Industrial Loans. The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes inventory, equipment or deposit account balances. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis. The Bank requires personal guarantees and adheres to a maximum loan to value of 70% on equipment and 50% on most types of inventory. Secured loans of this type are typically structured for daily or annually variable interest rates, with equipment financing occasionally structured on three or five year fixed terms. The primary repayment risk on loans of this type is failure of the business due to economic or financial factors, or most typically, because of varying degrees of borrower inexperience.

Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank requires a documented repayment source that is adequate, seasoned and sustainable and a satisfactory credit rating. In addition to collateral loan-to-value limits set forth in the Bank’s loan policy, the Bank requires junior loan officers to obtain a second opinion from a senior loan officer prior to approval.

Agriculture Loans. While not a significant source of business for the Bank, the Bank occasionally finances livestock acquisition and operating expenses of area ranching entities. All of the livestock loans are structured for annually variable interest rates and either amortize for five to seven years or zero out annually, depending upon the nature of the operation. Livestock inspections are conducted regularly by an independent contractor for the Bank.

Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 14 of the Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of unsecured commitments. It is management’s policy not to commit to extend credit at or below market interest rates, except where necessary in addressing troubled debt restructurings.

Credit Authority and Loan Limits. All loans, credit lines and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including indebtedness of any guarantor. Each lender in the Bank has a separate, discretionary lending authority up to limits based on loan or aggregate loan amounts. The Bank’s Loan Committee must approve individual requests in excess of $40,000 for secured loans; $10,000 for unsecured loans and an aggregate of $100,000 with regard to loans made by the Bank’s President or Senior Vice Presidents. The limits are $30,000, $10,000 and $80,000, respectively, for vice presidents and $30,000, $5,000 and $80,000, respectively, for loan officers. The Loan Committee consists of all senior and junior management and all resident, outside directors able to attend weekly meetings. Each committee meeting must be chaired by the Chairman of the Board and voting members of the committee will constitute a quorum, however, one of the voting members must be the Chairman of the Board, President or Senior Vice President of the Bank.

Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of the Bank’s unimpaired capital, surplus, undivided profits and loan loss reserve (approximately $2,950,000 at December 31, 2003). As a matter of policy, the Bank utilizes a guidepost “house limit” on loans to any borrower of 10% of the Bank’s unimpaired capital, surplus, undivided profits and loan loss reserve (approximately $1,970,000 at December 31, 2003). This limit has not ever been exceeded. The Bank does not have any participations bought or sold in fiscal year 2003 and there were no foreign loans in the same period.

Loan Policy. The Bank’s lending activities are guided by its Loan Policy. This policy is reviewed annually by the Policy Committee, which is a subcommittee of and is tasked by the Bank’s Audit Committee. Reports consisting of recommended changes in the loan policy are submitted to the Bank’s Board of Directors for approval. The Bank supplements its internal supervision and audit of its lending operations with independent examinations performed by professional, experienced loan reviewers and auditors.

NONPERFORMING ASSETS

The Company’s nonperforming assets consist of non-accrual loans, past due loans, restructured loans and foreclosed assets held for sale. The following table sets forth information with respect to these assets at the dates indicated.

NONPERFORMING ASSETS

	December 31	December 31
	2003	2002
(Dollars in thousands)
Non-accrual loans	$881	$2,304
Loans which are contractually past due 90 days or more as to principal or interest, but have not been put on a non-accrual basis	—	—
Restructured loans	—	256
Total nonperforming loans	$881	$2,560
Foreclosed assets:
Real estate	$624	$351
Other	$20	—
Total nonperforming assets	$1,525	$2,911
Ratio of total nonperforming loans to total assets	0.49%	1.41%
Ratio of total nonperforming loans to total loans	0.83%	2.34%
Ratio of total nonperforming assets to total assets	0.84%	1.60%
Ratio of allowance for loan losses to total nonperforming loans	192.96%	66.41%

Non-accrual and Past Due Loans. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on non-accrual status. Loans are placed on non-accrual when they became past due 60 days or when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans, generally are applied interest first and balance to principal, so long as principal collection is reasonably assured. At December 31, 2003, the Company had $881,000 of loans accounted for on a non-accrual basis compared to $2,304,000 at December 31, 2002. Since all loans which reach 60 days past due are placed on non-accural, there were no loans past due 90 days or more and still accruing during 2003.

Restructured loans. By definition, restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or deferral of interest or principal, are granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had no restructured loans at December 31, 2003 and $256,000 at December 31, 2002.

Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at no more than fair value as of the date of foreclosure, less the anticipated cost of selling.

Management periodically reevaluates the value of foreclosed assets held for sale and adjusts the book value if necessary. Gains and losses on sales of foreclosed assets are included in other income. The Bank had foreclosed real estate of approximately $624,000 and a repossessed mobile home at $20,000 on December 31, 2003, and approximately $351,000 in foreclosed real estate on December 31, 2002.

Impaired Loans. Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms, total $1,486,000 and $2,560,000 at December 31, 2003 and 2002, respectively. No specific allocation of the allowance for loan losses was made to impaired loans in 2003 and 2002. Interest of $111,585 and $24,343 was recognized on average impaired loans of $1,570,000 and $1,706,000 in 2003 and 2002, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience, loan growth, or the absence thereof, and an overall evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Allowances are provided for individual loans where ultimate collection is considered questionable by management after reviewing the current status of problem loans, including loans that are contractually past due, and considering the net realizable value of the security and of the loan guarantees, if applicable.

Management believes that the Company’s allowance for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. It is possible that management will increase the allowance for loan losses or that regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase such allowance, either of which could adversely affect the Company’s earnings. Further, there can be no assurance that the Company’s actual loan losses will not exceed its allowance.

The following table sets forth information regarding changes in the Company’s allowance for loan losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2003	2002
(Dollars in thousands)
Balance at beginning of period	$1,700	$1,612

Charge-offs:
Commercial loans	115	18
Real estate - construction loans	0	0
Real estate - mortgage loans	45	0
Consumer loans	316	363

Total charge-offs	476	381
Recoveries:
Commercial loans	75	24
Real estate - construction loans	0	0
Real estate - mortgage loans	7	0
Consumer loans	120	87

Total recoveries	202	111

Net charge-offs (recoveries)	274	270

Provision for loan losses	274	358

Balance at end of period	$1,700	$1,700

Ratio of net charge-offs (recoveries) to average loans	0.25%	0.24%
Average loans outstanding during the period	$108,127	$110,688

The following table sets forth the allowance for loan losses by loan category, based upon management’s assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.

RESERVE FOR LOAN LOSS ALLOCATION

	December 31,		December 31,
	2003		2002
		Percentage		Percentage
		of gross loans		of gross loans
	Amount	in each	Amount	in each
	of	category to	of	category to
(Dollars in thousands)	Allowance	total loans .	Allowance	total loans .
Real estate mortgage	$231	81.01%	$481	76.74%
Real estate construction	3	3.90%	0	3.36%
Commercial and industrial	96	6.34%	10	8.85%
Agriculture	0	1.17%	1	1.14%
Consumer and other	56	7.58%	193	9.91%
Unallocated	1,314	0.00%	1,015	0.00%

Total	$1,700	100.00%	$1,700	100.00%

INVESTMENT ACTIVITIES

The Bank maintains a securities portfolio comprised of U.S. Government sponsored agency securities, municipal securities and other, miscellaneous investment securities. The Bank’s investment policy also permits the Bank to invest in U.S. Treasury Securities. The Company manages its investment portfolio to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank’s Asset and Liability Committee, which is made up of the Bank’s Chairman of the Board and all remaining senior and junior officers and resident, outside directors, oversees the Bank’s investment portfolio with the assistance of the Bank’s Investment Committee, which is made up of the Bank’s Chairman of the Board, the Bank’s Vice President and two outside directors. In assessing the Bank’s exposure to the possibility of any significant increase in market interest rates from the present 45 year low, the Bank’s Asset and Liability Committee has opted at present to keep the average maturities of most of the investment portfolio to less than 2 years. This has caused average yields in the 2003 period to be lower than would have been the case if these same funds had been placed in instruments with longer maturities. The committee, therefore, has chosen to trade some of the Bank’s current earnings in return for a heightened level of preparedness for rising rates. The committee would not likely extend these maturities until such time as market interest rates have moved to a level where there is sufficient room for interest rates to decline and there is a reasonable expectation that they might indeed decline. See “Item 6. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

The table below provides the amortized cost and fair value of the Company’s investment securities at each of the dates indicated.

INVESTMENT PORTFOLIO COST VS FAIR VALUE

	Year Ended December 31,
	2003		2002		2001
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
(Dollars in thousands)
Held to Maturity:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies and corporations	24,365	24,485	20,175	20,682	30,344	30,688
Obligations of states and political subdivisions	2,295	2,593	2,295	2,511	2,295	2,349
Other bonds, notes and securities	663	663	24	24	24	24

Total	$27,323	$27,741	$22,494	$23,217	$32,663	$33,061

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio on the dates indicated. The yield is computed on a full tax equivalent basis to reflect the effect of tax exempt income earned on municipal obligations in the investment securities portfolio. A 37% tax rate was used.

INVESTMENT PORTFOLIO MATURITIES AND YIELDS
December 31, 2003

		Due after	Due after
	Due in	one year	five years
	one year	through	through	Due after
	or less	five years	ten years	ten years	Total
(Dollars in thousands)
U.S. treasury securities:
Balance	$—	$—	$—	$—	$—
Weighted average yield	0%	0%	0%	0%	0%
U.S. government agencies and corporations
Balance	$10,030	$14,335	$—	$—	$24,365
Weighted average yield	3.46%	1.70%	0%	0%	2.42%
Obligations of states and political subdivisions
Balance	$—	$—	$652	$1,643	$2,295
Weighted average yield	0%	0%	7.25%	7.89%	7.71%
Other bonds, notes and securities
Balance	$663	$—	$—	$—	$663
Weighted average yield	2.33%	0%	0%	0%	2%
Total:
Balance	$10,693	$14,335	$652	$1,643	$27,323
Weighted average yield	3.39%	1.70%	7.25%	7.89%	2.87%

The Bank also invests in tax-exempt securities in order to help control taxable income and support community municipal funding needs. Interest paid on tax-exempt securities is non-taxable for ordinary income tax purposes and partially taxable for alternative minimum tax purposes. Management attempts to balance its investments in tax-exempt securities in order to maximize the tax benefits from these investments.

SOURCE OF FUNDS

General. The Bank’s primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 2003, the Bank became a member of the Federal Home Loan Bank of Topeka (the “FHLB”) through the acquisition of FHLB stock, which totaled $638,800 on December 31, 2003. The minimum number of shares of FHLB stock, which must be held in order to qualify for FHLB membership, is a function of bank asset size and total borrowings from the FHLB, if any. The FHLB currently provides the Bank with access to a collateralized credit line of approximately $61,590,000, as well as a source to sell excess federal funds. To date, the Bank has not taken advantage of its FHLB borrowing capability.

In addition to the Bank’s FHLB borrowing privilege, the Bank has an unsecured federal funds purchase line at Banker’s Bank of the West in Denver, Colorado in the amount of $8,090,000. This source has also remained untapped thus far.

Deposit Activities. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (CD’s), savings accounts, money market deposit accounts, checking and negotiable order of withdrawal (NOW) accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease total deposits or certain types or maturities of deposits. The Bank has never sought brokered deposits and does not currently intend to do so in the future.

CD’s in the amount of $100,000 or more are considered to be a more volatile and less dependable source of funding. The following table depicts the amount and maturity of these accounts for the dates indicated.

NON CORE DEPOSITS

	December 31
(Dollars in thousands)	2003	2002
CD’s over $100,000 with remaining maturity
Less than three months	$9,674	$9,640
Three to six months	6,265	7,507
Over six months to one year	6,506	5,118
Over one year	2,469	1,986

Total	$24,914	$24,251

COMPETITION

The Bank primarily competes with seven banks and one savings and loan, each with full service banking facilities located in our 3-county market. The total number of competing offices is presently fourteen, consisting of two main office locations, each owned and operated by community banks affiliated with the same group of tiered holding companies, one main office location owned and operated by a mutually owned savings and loan, six full service branch facilities owned and operated by community banks located in this market or in the region and five full service branch facilities owned and operated by large out of state, bank holding companies. The Bank also competes for loans, deposits and other services with a number of small credit unions, mortgage bankers, insurance agencies, stock brokers and a number of government agencies. The principal methods of competition in the industry are price (i.e. interest rates and fees), scope and type of services offered and quality of service. Many of these competitors have substantially greater resources than this Bank. In addition, by virtue of their larger capital bases, different regulatory environment or affiliation with larger, multi-bank holding companies, some of the banks or entities with which we compete have substantially larger lending limits, more liberal underwriting criteria in the near term or other service functions for their customers which we can not and believe should not offer, or can offer only through correspondents. Management is of the opinion that personal attention, coupled with attractive deposit offering rates and loan terms and a funds management strategy that does not put loan customers at extreme risk of rising interest rates, is the best, long term competitive posture. Additionally, during the past several years, substantial consolidation among financial institutions in Colorado and New Mexico has occurred. Management believes that this consolidation has led to substantial account disruption for small businesses and consumers who fall below the focus threshold for larger banks and which have had their lending relationship at such banks altered or severed. Management further believes that this may lead customers in this market area to seek a relationship with smaller, service oriented, yet technologically capable, institutions such as this Bank.

EMPLOYEES

At December 31, 2003, the Bank had approximately 75 total employees and the Company had 3 employees. The Bank has placed a high priority on selective hiring and technical and customer service training in order to staff the Bank effectively. New hires are selected on the basis of both technical skills and customer service capabilities. None of the Bank’s employees are covered by a collective bargaining agreement with the Bank and management believes that its relationship with its employees as a group is good.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of the Company and its subsidiary. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

BANK HOLDING COMPANY REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such with the Federal Reserve Board. Under the current terms of that Act, activities of the Company, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh the possible adverse effects, such as an undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Bank holding companies, such as the Company, are required to file with the Federal Reserve Board certain reports and information and are required to obtain prior approval of the Board to engage in a new activity or to acquire more than 5% of any class of voting stock of any company. Pursuant to the Riegle-Neal Interstate Branching and Efficiency Act of 1994 (“Riegle-Neal Act”), subject to approval by the Federal Reserve Board, bank holding companies are authorized to acquire either control of or substantial assets of, a bank located outside the bank holding company’s home state. These acquisitions are subject to limitations, which are mentioned in the discussion on “Interstate Banking” which follows. The Riegle-Neal Act reaffirms the right of states to segregate and tax separately incorporated subsidiaries of a bank or bank holding company. The Riegle-Neal Act also affects interstate branching and mergers.

The Federal Reserve Board has authorized the acquisition and control by bank holding companies of savings and loan associations and certain other savings institutions without regard to geographic restrictions applicable to acquisition of shares of a bank.

The Federal Reserve Board is authorized to adopt regulations affecting various aspects of bank holding companies. Pursuant to the general supervisory authority of the Bank Holding Company Act and directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve Board has adopted capital adequacy guidelines prescribing both risk-based capital and leverage ratios.

The enactment of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) repeals sections 20 and 32 of the Banking Act of 1933, allowing new opportunities to be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be “well managed,” “well capitalized” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The GLB Act and Regulation S-P became effective on November 13, 2000 with full compliance mandatory by July 1, 2001.

In October 2001, the USA PATRIOT Act of 2001 and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 were enacted. These statutes contain law enforcement and regulatory provisions that require the Bank to respond to requests for information or verify information provided from time to time by the Office of the Comptroller of the Currency.

REGULATORY CAPITAL REQUIREMENTS

Risk-Based Capital Guidelines. The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier I Capital and Total Capital. Tier I Capital consists of common and qualifying preferred shareholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier I Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations’ capital instruments. The Tier I component must constitute at least 50% of qualifying Total Capital.

Risk based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets—0%, 20%, 50% and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk –weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 2003, the Company’s Tier I and Total Capital ratios were 19.54% and 20.79%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does note evaluate all factors affecting an organization’s financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management’s overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization—risk of loss stemming from movements in market prices—is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization’s capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the company and the Bank do not calculate a risk-based capital charge for their market risk.

Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the “leverage ratio”). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier I Capital Leverage Ratio” (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 2003, the Company’s Tangible Tier I Capital Leverage Ratio was 9.95%

Other Issues and Developments Relating to Regulatory Capital. Pursuant to such authority and directives set forth in the 1988 Basle Capital Accord, as amended, the Comptroller of the Currency, the FDIC and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 2003, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not “well capitalized” for purposes of FDICIA. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Implementing regulations adopted by the federal banking agencies define the corrective action by the federal banking agencies. A bank may be placed in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating with respect to certain matters. Failure to meet capital guidelines could subject a bank to a variety of restrictions and enforcement remedies. All insured banks are generally prohibited from making any capital distributions and from paying management fees to persons having control of the bank where such payments would cause the bank to be undercapitalized. Holding companies of significantly undercapitalized, critically undercapitalized and certain undercapitalized banks may be required to obtain the approval of the Federal Reserve Board before paying capital distributions to their shareholders. Moreover, a bank that is not well capitalized is generally subject to various restrictions on “pass through” insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers. At December 31, 2003, both the Bank and Company were “well capitalized”.

Banks which are classified undercapitalized, significantly undercapitalized or critically undercapitalized are required to submit capital restoration plans satisfactory to their federal banking regulator and guaranteed within stated limits by companies having control of such banks (i.e., to the extent of the lesser of five percent of the institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with its capital restoration plan, until the institution is adequately capitalized on average during each of four consecutive calendar quarters), and are subject to regulatory monitoring and various restrictions on their operations and activities, including those upon asset growth, acquisitions, branching and entry into new lines of business and may be required to divest themselves of or liquidate subsidiaries under certain circumstances. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates under certain circumstances. Critically undercapitalized institutions are also prohibited from making payments of principal and interest on debt subordinated to the claims of general creditors as well as to the mandatory appointment of conservator or receiver within 90 days of becoming critically undercapitalized unless periodic determinations are made by the appropriate federal banking agency, with the concurrence of the FDIC, that forbearance from such action would better protect the affected deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal banking agency with the concurrence of the FDIC, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

Other Regulatory and Supervisor Issues. Pursuant to FDICIA, the federal banking agencies have adopted regulations or guidelines prescribing standards for safety and soundness of insured banks and in some instances their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth or increase its ratio of tangible equity to assets, or imposing other operating restrictions.

FDICIA also contains provisions which, among other things, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement or modify standards for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit account-related disclosures and advertising as well as to impose restrictions on federal reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal personnel at least once every 12 months.

In connection with an institutional failure or FDIC rescue of a financial institution, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) grants to the FDIC the right, in many situations, to charge its actual or anticipated losses against commonly controlled depository institution affiliates of the failed or rescued institution (although not against a bank holding company itself).

The Community Reinvestment Act (“CRA”) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to expand branches, relocate, add subsidiaries and affiliates and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and Bank have been deemed by regulators in the past to be “outstanding” in serving their communities. Other, lesser ratings include “satisfactory,” “needs to improve” and “substantial non compliance”.

The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on the Company and the Bank.

There are many other regulations requiring detailed compliance procedures which increase costs and require additional time commitments of employees. Regulators and the Congress continue to put in place rules and laws to protect consumers, which have a cumulative additional impact on the cost of doing business. At this point, management cannot completely assess how earnings might be affected by these consumer laws.

INTERSTATE BANKING

Existing laws and various regulatory developments have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities and various states and the Congress have enacted legislation intended to allow certain interstate banking combinations.

The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control of substantial assets of a bank located outside the bank holding company’s home state. An insured bank may apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank. States retain the option to prohibit out-of-state mergers if they enacted a statute specifically barring such mergers before June 1, 1997, and such law applies equally to all out-of-state banks.

Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, the most significant of which include adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, existence of state laws that condition acquisitions on institutions making assets available to a “state-sponsored housing entity,” and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally and Colorado has imposed a 25% limit on such concentrations. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with “host state” merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

The Riegle-Neal Act also permits banks to establish and operate a “de novo branch” in any state that expressly permits all out-of-state banks to establish de novo branches in such state, if the law applies equally to all banks. (A “de novo branch” is a branch office of a national bank or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger or consolidation.) Utilization of this authority is conditioned upon satisfaction of most of the conditions applicable to interstate mergers under the Riegle-Neal Act, including adequate capitalization and management of the branching institution, satisfaction with certain filing and notice requirements imposed under state law and receipt of federal regulatory approvals. The States of Colorado and New Mexico currently bar the establishment of “de novo branches” by out-of-state banks, however, the Bank has successfully established a loan production office, a deposit production office, and a remote service unit (ATM) in Raton, New Mexico, as permitted by regulations of the Bank’s primary regulator, the Office of the Comptroller of the Currency.

THE BANK

The Bank is a national bank and a Colorado banking corporation, the deposits of which are insured by the Federal Deposit Insurance Corporation, and is subject to supervision and regulation by the Comptroller of the Currency and the FDIC. As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

Dividends paid by the Bank provide substantially all of the cash flow of the Company. As a national bank, the Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,447,000 as of December 31, 2003. The dividend that was declared and paid in 2003 was $84,000.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC insures deposits of the Bank up to the prescribed limit per depositor through the Bank Insurance Fund (BIF), and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate and schedule on a semi-annual basis. As of December 31, 2003, the Bank qualified for the lowest BIF assessment rate.

EFFECT ON ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Board of Governors of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Board of Governors to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, imposing or changing reserve requirements against member bank deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect the interest rate charged on loans or paid on deposits.

The Board of Governors’ monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiary cannot be predicted.

RISK FACTORS RELATING TO THE COMPANY

Impact of Interest Rates and General Economic Conditions. The Company’s profitability, like that of most similar financial institutions, depends largely on the Bank’s net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company’s results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets in response to such movements. The difference between the amount of the total interest-bearing assets and interest-bearing liabilities which reprice within a given time period could have a negative effect on the Bank’s net interest income depending on whether such difference was positive or negative and whether interest rates are rising or falling.

Increases in interest rates may reduce demand for loans and, thus, the amount of loan and commitment fees earned by the Bank. In addition, fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments which pay a higher rate of return, and may affect the value of the Company’s investment securities and other interest earning assets. Because the Bank’s assets consist of some loans with interest rates which change in accordance with changes in prevailing market rates, if interest rates rise sharply, some of the Bank’s borrowers would be required to make higher interest payments on their loans. Therefore, increases in interest rates may cause the Bank to experience an increase in delinquent loans and defaults to the extent that borrowers are unable to meet their increased debt servicing obligations. In addition, the Bank has a substantial portfolio of fixed rate loans that may be prepaid without significant penalty, so that customers might prepay or refinance them in a period of declining interest rates. That would alter the Bank’s asset liability gap position and ultimately reduce the rates earned on those assets, as cash flow from loan repayments would be reinvested at lower rates.

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company’s assets are moderately balanced in relation to maturities of liabilities (asset/liability management), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads would have a negative effect on the net interest income and profitability of the Company, and we cannot give any assurance that this spread will not decrease. Although the Bank’s market area has received substantial benefit from high natural gas prices and the resulting impact that has had on coal bed methane gas development locally, there can be no assurance that this development will sustain itself. Substantially all of the loans of the Company are to businesses and individuals in this 3 county area, and any significant decline in the economy of this market area could have an adverse impact on the Company. We cannot give any assurances that positive trends or developments discussed in this Annual Report on Form 10-KSB will continue or that negative trends or developments will not have a material adverse effect on the Company. See “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Growth Risks. The Bank has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in noninterest expenses. The Bank has grown by the establishment of new branches, and intends to consider new branching opportunities in the future. See “Item 1. – Growth Strategy.” The Company cannot give any assurance that it will be successful in continuing its internal growth strategy. Also, the level of success of the Company’s growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in the Company’s market area.

Competitive Banking Environment. The banking business in the Bank’s market is highly competitive. The Bank competes for loans and deposits with other local, regional and national commercial banks, savings and loan associations, finance companies, money market funds, brokerage houses, credit unions and nonfinancial institutions, any of which have substantially greater financial resources than the Bank. See “Item 1. – Competition.”

Allowance for Loan Losses. Inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management’s control, and such losses may exceed current estimates. At December 31, 2003, the Bank had nonperforming loans of

$881,000, or .83% of total loans, and an allowance for loan losses of $1,700,000, 192.96% of nonperforming loans. We cannot give any assurance that the Bank’s allowance for loan losses will be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Bank. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. An increase in the Bank’s provision for loan losses would negatively affect earnings.

Lending Risks—Credit Quality. A central focus of the Company’s and the Bank’s strategy is the continued development and growth of a diversified loan portfolio, with emphasis on residential loans and commercial business lending to small- and medium-sized businesses. Certain risks are inherent in the lending function, including a borrower’s inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans is significantly affected by changing economic conditions in a particular geographical area, business or industry which could impair future operating performance. Risks associated with general business loans include changes in general economic conditions which may affect the borrower’s ability to repay as well as underlying collateral values. Installment and other consumer loans are also subject to repayment risk.

Dependence on Key Personnel. The Bank depends on the continued services of J. Ed Eisemann, IV, Chairman of the Board and Chief Executive Officer, Ralph A. Gagliardi, President, Virginia Cusimano, Senior Vice President and Branch Manager and Mary Ann Ghella, Senior Vice President and Consumer Loan Officer. The loss of the services of Mr. Eisemann, Mr. Gagliardi, Mrs. Cusimano or Mrs. Ghella or of certain other key personnel, could adversely affect the Company. Any growth or expansion into areas requiring additional expertise will place increased demands upon Company resources. Such demands would require new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company’s future growth.

Control by Officers and Directors as a Group; Anti-takeover Effect. The Company’s officers and directors own beneficially approximately 65.6% of the outstanding shares of Common Stock. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

Government Regulation and Recent Legislation. The Company and the Bank are subject to extensive federal and state legislation, regulation and supervision which is intended primarily to protect depositors and the Bank Insurance Fund, rather than investors. Recently enacted, proposed and future legislation and regulations designed to strengthen the banking industry have had and may in the future have a significant impact on the banking industry and on the Company. Although some of the legislative and regulatory changes may benefit the Company and the Bank, others may increase their costs of doing business or otherwise adversely affect the Company and the Bank and create competitive advantages for potential non-bank competitors.

We cannot make any assurance that any present or future changes in the laws or regulations applicable to the Company or in their interpretation will not adversely and materially affect the Company.

Economic Conditions and Monetary Policies. Conditions beyond the Company’s and Bank’s control may have a significant impact on the Company’s operations and its net interest income from one period to another. Examples of such conditions include:

•	prevailing economic conditions both nationally and in the Bank’s market;

•	the quality and level of credit demands by customers;

•	fiscal and debt management policies of the federal government, including changes in tax laws;

•	the Federal Reserve’s monetary policy, including the percentage of deposits that must be held in the form of non-earning cash reserves;

•	the introduction and growth of new investment instruments and transaction accounts by non-bank financial competitors; and

•	changes in federal rules and regulations governing the payment of interest on deposit accounts.

Potential Liability for Undercapitalized Subsidiary Bank. Under federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized bank or thrift subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank an amount equal to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with applicable capital standards. It is, therefore, possible that the Company could be required to contribute capital to the Bank in the event that the Bank becomes undercapitalized.

ITEM 2. PROPERTIES

The Bank owns the five story, 1892 vintage First National Bank main building, located in Trinidad, Colorado and occupies the entire 6,500 square foot, first floor and mezzanine. Approximately 14,000 square feet of the upper floors is rentable to small business and professional tenants. In 1990, an additional 5,000 square feet was obtained through the purchase and remodel of an adjacent, two story building of similar vintage. This building was annexed to the main building and used for expansion of the Bank’s loan department. In 2001, a similar sized building adjacent to the annex was acquired for future expansion. The Bank also owns a 1,000 square foot detached facility and parking lot area one block from the Bank’s main offices, which is used for drive-up and walk-in customer services. This property was acquired in 1979 and remodeled and expanded in 1998.

In 1993, the Bank purchased a 1500 square foot, former savings and loan office located in Walsenburg (Huerfano County), Colorado, from the Resolution Trust Corporation. This office was remodeled and occupied as a branch facility and has served as the Bank’s primary base of operations in Huerfano County. This facility was again remodeled and expanded to 2,500 square feet in 2001.

In 1995, the Bank purchased two small, vacant lots, one in Trinidad and the other in La Veta, Colorado. Free-standing, drive-up ATM buildings were installed on these lots, offering 24-hour ATM services.

In 1998, the Bank leased for three, five-year renewable terms a 500 square foot branch location in a Wal-mart superstore, located in Trinidad, Colorado. The bank has operated a branch in this location since then and has exercised its first renewal in 2003 and has two terms remaining. The current monthly rent on this property is $2,605.

Also in 1998, the Bank leased a 1000 square foot office space located in a shopping center in Raton, New Mexico, remodeled the facility, and occupied it as a loan production and deposit production office. The lease runs for five years and is renewable for an additional five-year term. The current monthly rent on this property is $675 and the Bank intends to renew this lease in 2004. The Bank also leased in 1998 a 30 feet by 40 feet portion of the same shopping center parking lot for construction of a drive up ATM and automated night drop. This lease is for $100 per month and runs for 10 years.

The Company believes its existing bank facilities will be adequate to meet the Company’s and Bank’s needs for the foreseeable future. The Company believes that the facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. In the opinion of the Company’s management, the ultimate liability, if any, resulting from any such pending claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

It is not anticipated that an active market for the Company’s shares will develop and the Company did not repurchase any of its shares in 2003. There were approximately 1,800 shareholders as of the date of this annual report.

DIVIDEND POLICY

The Company’s policy is to retain its earnings to support the growth of its business. The Board of Directors of the Company has not historically declared cash dividends on its Common Stock, and has no current plan to do so. The ability of the Company to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by the Bank are subject to restrictions tied to the Bank’s earnings. See “Item 1. – The Bank.”

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the periods ended December 31, 2003, 2002 and 2001. This discussion and analysis should be read in conjunction with the accompanying audited financial statements and related notes for the same periods. The Company’s Consolidated Financial Statements show its financial condition and information on a consolidated basis. The Bank is the only operating unit of the Company. The differences between the Company’s financial condition and results of operations and those of the Bank have historically consisted primarily of factors pertaining to holding company expenses and the income tax effect of those expenses.

GENERAL

Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies, which in turn affects the Company’s net interest income and financial stability. Net interest income is the difference between the Company’s interest income on interest-earning assets such as loans and investments, and its interest expense on interest-bearing liabilities such as deposits and borrowings. The Company’s results of operations and financial condition are largely dependent on movements in market interest rates and ability to manage assets and liabilities in response to such movements. Results of operations for the Company, as with other financial institutions, may be materially and adversely affected by changes in prevailing economic conditions, including changes, and the rate of change, in interest rates and the monetary and fiscal policies of the federal government in particular. Management is responsible for structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can cause a negative earnings impact on the best conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management’s ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The potential for increased loan charge-offs and loan loss provisions in such environments must be taken into account in addition to the possibility of lower net interest income. In the present economic environment, the most significant potential changes for the Company would be a reversal of federal monetary policy that would bring an end to the low interest rates that now prevail as well as any significant decrease in employment levels in Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. Either of these events, which may occur in isolation or in concert with one another, could cause a negative effect on net interest income or increase our credit losses above current levels. There can be no assurance going forward that these results will not occur. Lastly, the effective management of technology is a growing factor in the banking industry and plays a role in defining our results as a financial institution. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk. Specifically, these risks include the potential loss, delay or unauthorized access to or alteration of customer transaction data housed or conveyed via electronic means and the possible negative, public reaction to such events in our markets.

NET INTEREST INCOME

Net interest income expressed on a fully tax equivalent basis for December 31, 2003, 2002 and 2001 remained substantially constant at $7,303,000, $7,319,000 and $7,131,000, respectively. This occurred in spite of unprecedented declines in market interest rates, which had a profound effect on interest earning asset yields and interest bearing liability costs. Net interest spread, the difference between the average tax equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities also remained consistent in these three periods at 3.78%, 3.72% and 3.64%, respectively. Margin refers to tax equivalent net interest income divided by average interest-earning assets and this measure also remained relatively constant in these three periods at 4.26%, 4.17% and 4.44%, respectively.

The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Net interest income is computed on a full tax equivalent basis (FTE) to reflect the effect of tax exempt income earned on municipal obligations in the investment securities portfolio. Full tax equivalent interest income on tax exempt securities is the amount of income that would have to be earned on taxable securities to yield the same after tax return. A 37% tax rate was used.

AVERAGE BALANCES AND YIELD OR COST
Years Ended December 31,

	2003			2002			2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned or	yield or	Average	Earned or	yield or	Average	Earned or	yield or
	Balance (1)	paid	cost	Balance (1)	paid	cost	Balance (1)	paid	cost
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
ASSETS
Loans:
Total loans	$108,127	$8,449	7.81%	$110,688	$9,237	8.35%	$116,050	$10,541	9.08%
Allowance for loan loss	(1,718)			(1,751)			(1,607)
Securities:
Taxable	21,689	731	3.37%	26,292	1,168	4.44%	25,550	1,518	5.94%
Tax exempt on FTE basis	2,295	186	8.09%	2,295	189	8.24%	2,295	189	8.24%
Total securities	23,984		3.82%	28,587	1,357	4.75%	27,845	1,707	6.13%
Federal funds sold	39,186	425	1.08%	36,194	590	1.63%	16,879	610	3.61%
Total interest-earning assets	171,297	9,791	5.72%	175,469	11,184	6.37%	160,774	12,858	8.00%
Noninterest-earning assets:
Cash and due from banks	5,405			5,649			5,269
Other assets	5,116			5,862			5,887
Total noninterest-earning assets	10,521			11,511			11,156
Total assets	180,100			185,229			170,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest-bearing demand and money market deposits	38,398	405	1.05%	53,229	785	1.47%	46,317	1403	3.03%
Savings deposits - Other	9,726	85	0.87%	9,590	134	1.40%	9,005	216	2.40%
Time deposits	80,130	1,998	2.49%	82,733	2,946	3.56%	76,097	4,108	5.40%
Total interest-bearing liabilities	128,254	2,488	1.94%	145,552	3,865	2.66%	131,419	5,727	4.36%
Noninterest-bearing demand accounts	32,338			21,622			21,906
Total deposits	160,592			167,174			153,325
Other noninterest-bearing liabilities	2,128			1,467			1,619
Total liabilities	162,720			168,641			154,944
Stockholders equity	17,380			16,588			15,379
Total liabilities and stockholders equity	180,100			185,229			170,323
Net interest income		7,303			7,319			7,131
Net interest spread (full tax equivalent basis)			3.78%			3.72%			3.64%
Net interest margin (full tax equivalent basis)			4.26%			4.17%			4.44%
Ratio of average interest-earning assets to average total deposits and interest-bearing liabilities			133.56%			120.55%			122.34%
Return on average assets			0.69%			0.69%			0.74%
Return on average equity			7.19%			7.73%			8.19%
Dividend payout ratio			0.00%			0.00%			0.00%
Ratio of average equity to average assets			9.65%			8.96%			9.03%

(1) Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income.

The following table illustrates the changes in the Company’s net interest income due to changes in volume and changes in interest rates on a full tax equivalent basis. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the change due to volume and the change due to interest rate.

ANALYSIS OF CHANGES IN COMPONENTS OF NET INTEREST INCOME

	Year Ended December 31, 2003			Year Ended December 31, 2002
	vs.			vs.
	Year Ended December 31, 2002			Year Ended December 31, 2001
	Increase (Decrease)			Increase (Decrease)
	in Net Interest Income			in Net Interest Income
	Due to Changes in: (1)			Due to Changes in: (1)
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Loans	$(214)	$(574)	$(788)	$(444)	$(860)	$(1,304)
Investment securities	(219)	(222)	(440)	31	(381)	(350)
Federal funds sold	49	(214)	(165)	106	(125)	(19)
Total interest-earning assets	(383)	(1,010)	(1,393)	(307)	(1,366)	(1,673)
Interest-Bearing Liabilities
Deposits:
Demand and money market deposits	(219)	(161)	(380)	53	(646)	(593)
Savings deposits	2	(51)	(49)	3	(110)	(107)
Time deposits	(93)	(855)	(948)	195	(1,357)	(1,162)
Total interest-bearing liabilities	(310)	(1,067)	(1,377)	251	(2,113)	(1,862)
Total increase in net interest income	$(74)	$58	$(16)	$(558)	$747	$189

(1) This table is calculated on a full tax-equivalent basis.

MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates. The Bank has risk management policies to monitor and limit exposure to market risk as discussed below. See “Asset/Liability Management.” Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 13 of the Notes to Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The function of asset/liability management is to manage the risk/return relationship between capital adequacy, market risk, liquidity and interest rate risk. To manage these needs of the Bank with regard to proper management of its asset/liability program, the Company’s management has projected the Bank’s needs into the future, taking into consideration cyclical and non-cyclical, historical trends regarding loan demand, deposit flows and interest rate change. The Bank’s Asset and Liability Committee is responsible for establishing procedures that enable the Bank to achieve its goals while adhering to prudent banking practices and existing loan and investment policies.

The excess of the Bank’s interest-earning assets over its existing and anticipated loan balances has generally been placed in federal funds sold and invested in securities when suitable lending opportunities have not been sufficient to use such excess funds. The primary objectives in the overall management of these funds are safety, liquidity, interest-rate risk, pledging for public deposits and yield.

All of the securities held by the Company are designated as held to maturity. While this practice typically serves to impair the Company’s liquidity flexibility in managing these assets, approximately 89% of the book value of these securities as of December 31, 2003 matures within two years.

In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. Under the auspices of the Bank’s Asset and Liability Committee, we analyze and compare these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate changes. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded “basis risk”, as well as overt adjustment to the timing of repricing events, so as to address “term risk”, as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. In our modeling, we attempt to anticipate the effect on net interest income with a 100 and 400 basis point shift up or down in interest rates. The instruments that we typically adjust in the modeling process are loans, securities held to maturity, federal funds sold and deposit liabilities. This model is periodically altered to reflect both management’s ability and intention to make these adjustments and therefore represents an effort to combine mathematical prediction with behavioral probability. Although we believe that we have sufficient tools in place to mitigate the adverse earnings impact caused by interest rate changes, the effect of these changes in any given period may be to negatively impact reported income and interest earned on loans and securities held by the Company. We do not currently invest in derivative financial instruments such as futures, swaps, options, and other financial instruments with similar characteristics and there is currently negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities.

The following table sets forth the estimated maturity or repricing and the resulting interest rate gap, of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts in the table are derived from internal data from the Bank and could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

INTEREST RATE SENSITIVITY
ESTIMATED MATURITY OR REPRICING
December 31, 2003

	Less Than	Three	One Year
	Three	Months to	to Five	Over Five
(Dollars in thousands)	Months	One Year	Years	Years	Total
Interest-earning assets:
Loans	$10,409	$17,508	$19,014	$58,055	$104,986
Taxable securities	—	10,030	14,335	—	24,365
Tax exempt securities (Municipal Bonds)	—	—	—	2,295	2,295
Federal funds sold	38,225	—	—	—	38,225
Total interest-earning assets	$48,634	$27,538	$33,349	$60,350	$169,871
Interest-bearing liabilities:
Time certificates of deposit	$29,782	$44,360	$7,721	$—	$81,863
Interest-bearing demand deposits	33,346	—	—	—	33,346
Money market deposits	14,306	—	—	—	14,306
Savings deposits	9,649	—	—	—	9,649
Total interest-bearing liabilities	$87,083	$44,360	$7,721	$0	$139,164
Interest rate gap	($38,449)	($16,822)	$25,628	$60,350
Cumulative interest rate gap	(38,449)	(55,271)	(29,643)	30,707	30,707

The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

ESTIMATED LOAN REPRICING
December 31, 2003

	Less Than	One Year to	Over Five
(Dollars in thousands)	One Year	Five Years	Years	Total
Real estate construction	$6,915	$—	$—	$6,915
Commercial and industrial	3,190	3,357	169	6,716
Agriculture	1,036	164	37	1,237
Total	$11,141	$3,521	$206	$14,868
Fixed rate loans		$964	$206
Floating rate loans		2,557	0
Total		$3,521	$206

RESULTS OF OPERATIONS

Years ended December 31, 2003 and 2002

Overview. Net income declined $34,413 in 2003 to $1,248,760 from $1,283,173 in 2002. This represents a decline of approximately 2.7% and is primarily attributable to a $214,341 increase in noninterest expense, partially offset by a $83,804 decline in the provision for loan losses, a $69,213 increase in noninterest income and a reduction in income tax provision of $30,631.

Interest Income. Interest income decreased $1,381,472 to $9,730,865 in 2003 from $11,112,337 in 2002, representing a decline of approximately 12.4%. Interest and fee income on loans declined $787,249, interest income on securities fell $428,264 and interest income on federal funds sold fell $165,959. The decline with respect to loan interest and fees was due to a $2,561,000 decline in average loan balances and a decline in average loan yield to 7.81% from 8.35%. The decline with respect to securities interest was due to a $4,603,000 decline in average holdings and a decline in average securities yield to 3.82% from 4.75%. The decline with respect to federal funds sold interest was due to a decline in average federal funds sold yield to 1.08% from 1.63%, in spite of an increase in average balance of $2,992,000. Contractual repricings, increased commercial loan competition, a brisk level of residential refinancing and declining market interest rates caused the volume and rate driven decline in loan interest and fee income. Declining investment in securities holdings and lower yielding replacements for matured securities caused the volume and rate driven decline in securities income. Further easing of monetary policy caused the rate driven decline in federal funds sold interest income.

Interest Expense. Interest expense decreased $1,376,871 to $2,487,747 for 2003 from $3,864,618 in 2002, representing a decline of approximately 35.6%. All of this interest expense was tied to interest bearing deposits and the decline was due to a $17,298,000 lower average level of deposits of this type and a decline from 2.66% to 1.94% in the average cost of these funds.

Net Interest Income. Net interest income decreased $4,601 to $7,243,118 for 2003 from $7,247,719 in 2002, a decline of .06%. While these results are close to being identical, it is noteworthy to consider the magnitude and cause of decline in both interest income and expense. Of the $1,381,472 decline in the total interest income, approximately 73% was caused by the collapse in market interest rates, the remainder being attributable to declining volume. Of the $1,376,871 decline in total interest expense, approximately 77% was caused by the collapse in rates, the remainder by declining balances. The magnitude of these rate-driven phenomena is unprecedented and is a clear byproduct of the policy of extreme monetary ease practiced by the Federal Reserve for the past three years.

Noninterest Income. Noninterest income increased $69,213 to $975,072 for 2003 from $905,859 for 2002. This was a result of growth in deposit and miscellaneous fee income of $137,831, offset in part by a decline in various other income categories aggregating $68,618.

Noninterest Expense. Noninterest expense increased $214,341 to $6,006,884 for 2003 from $5,792,543 for 2002. The components of this increase include a $72,377 increase in salaries and employee benefits, a $68,144 increase in data processing costs, a $39,669 increase in professional fees, a $25,463 increase in equipment expense, a $15,593 increase in marketing expense, a $6,051 increase in net occupancy expense, and increases in various other expense categories aggregating

$47,084. These increases were partially offset by a $26,707 decline in depreciation expense, a $23,052 decline in printing and office supplies and a $10,281 decline in FDIC insurance.

Years ended December 31, 2002 and 2001

Overview. Net income increased 23,889 in 2002 to $1,283,173 from $1,259,284 in 2001. This represents an increase of approximately 1.9% and is attributable to a $188,257 increase in net interest income and a $52,644 increase in noninterest income, partially offset by a $111,020 increase in noninterest expense and a $75,571 increase in the provision for loan losses.

Interest Income. Interest income decreased $1,674,230 to $11,112,337 in 2002 from $12,786,567 in 2001, representing a decline of approximately 13.1%. Interest income on loans declined $1,304,493, interest income on securities fell $350,272 and interest income on federal funds sold fell $19,465. The decline with respect to loan interest was due to a $5,362,000 decline in average loan balances and a decline in average loan yield to 8.35% from 9.08%. The decline with respect to securities interest was due to a decline in average securities yield to 4.75% from 6.13%, partially offset by an increase in average securities holdings of $742,000. The decline with respect to federal funds sold interest was due to a decline in average federal funds sold yield to 1.63% from 3.61%, which was not quite offset by an increase in average balance of $19,315,000. Contractual repricings, increased commercial loan competition, a brisk level of residential refinancings and declining market interest rates caused the volume and rate driven decline in loan interest income. Lower yielding replacements for matured securities caused the largely rate driven decline in securities interest income, in spite of the slightly higher average holdings. Further easing of monetary policy caused the rate driven decline in federal funds sold interest income, in spite of the material increase in average holdings.

Interest Expense. Interest expense decreased $1,862,487 to $3,864,618 for 2002 from $5,727,105 in 2001, representing a decline of approximately 32.5%. All of this interest expense was tied to interest bearing deposits and the decline was due to a decline from 4.36% to 2.66% in average cost on these funds, offset partly by a $14,133,000 increase in the average level of deposits of this type.

Net Interest Income. Net interest income increased $188,257 to $7,247,719 for 2002 from $7,059,462 in 2001, an increase of 2.67%. Of this increase, the predominate cause was a disproportionately greater decline in interest rate driven reductions in deposit funding cost in comparison with interest rate driven declines in interest revenue. Approximately 75% of the effect of this rate driven increase in net interest income was negated by volume driven reductions in interest revenue and volume driven increases in deposit funding cost. Approximately 82% of the decline in total interest income was caused by the steep decline in market interest rates. The decline in total interest expense was entirely a result of these market rate declines. The fact that interest rate change played such a dominant role in the reductions in interest income and expense is a clear reflection of the monetary ease that began early in 2001.

Noninterest Income. Noninterest income increased $52,644 to $905,859 for 2002 from $853,215 for 2001. This was caused by an increase of $32,840 in deposit and miscellaneous fee income and an aggregate increase of $19,804 in other income categories.

Noninterest Expense. Noninterest expense increased $111,020 to $5,792,543 for 2002 from $5,681,523 for 2001. The components of this increase include a $95,978 increase in salaries and employee benefits, a $69,907 increase in data processing costs, a $45,362 increase in occupancy expense, a $26,754 increase in depreciation expense, a $17,553 increase in marketing expense, a $14,624 increase in professional fees and a $7,309 increase in FDIC deposit insurance premiums. These increases were partially offset by a $55,012, decline in printing and office supplies, a $44,910 decline in equipment expense and declines in various other expense categories aggregating $66,545.

PROVISION FOR LOAN LOSSES

The Company’s provisions for loan losses in the years ended December 31, 2003, 2002 and 2001 were $274,030, $357,834 and $282,263, respectively. These provisions have resulted in a level allowance for loan losses in 2003 of $1,700,000 and a growth in the allowance for loan losses in 2002 by $88,060 from a year-end 2001 level of $1,612,000.

INCOME TAXES

The Company’s income tax expense for the years ended December 31, 2003, 2002 and 2001 was $647,265, $677,896 and $650,956, respectively.

LIQUIDITY AND SOURCES OF FUNDS

The primary liquidity source for the Bank continues to be traditional core deposits. Total deposits for December 31, 2003, 2002 and 2001 were $162,103,396, $163,775,114 and $161,643,867, respectively. The core component of these totals represented 75.87%, 76.65% and 77.85% of the year-end assets of the Bank. While management is of the opinion that this represents the most stable source of funding for a community bank, growth of deposits, most particularly core growth, can be difficult in some environments, and indeed has been during the reporting periods due to the decline in interest rates to historically low levels, coupled with the effects of a flat economy in the Bank’s geographic markets. Other sources of funding that, as yet, remain untapped include an unsecured federal funds purchase line of $8,090,000 established at Banker’s Bank of the West in Denver, Colorado. Also, the Bank has joined the Federal Home Loan Bank of Topeka and currently has the ability to obtain secured advances of approximately $61,590,000. These borrowing sources serve as backup funding should traditional deposits prove to be inadequate to support the Bank’s liquidity needs and both are subject to periodic testing to confirm availability.

While all funding must initially emanate from the liability side of the Bank’s balance sheet, near term liquidity needs are usually addressed either through asset reduction or asset reallocation. Due to the nature of its balance sheet and funding strategy, the Bank typically responds to loan growth or deposit withdrawal activity by liquidating an appropriate portion of its holdings of federal funds sold. At December 31, 2003, 2002, and 2001, the Bank held $38,225,000, $40,750,000 and $21,975,000, respectively, in federal funds sold. An additional funding source from the asset side of the balance sheet can be from loan repayments. At December 31, 2003, 2002 and 2001, net loans were $104,167,354, $107,659, 820 and $111,677,960, respectively. This decline in total loans resulted in the creation of deployable, liquid assets of approximately $3,492,000 and $4,018,000 in 2003 and 2002, respectively. Funds from loan reductions such as these are not as dependable as money market assets but can be used to meet liquidity needs when available. Maturities of investment securities represent the last significant asset source. The net change in par value of investment securities held to maturity during 2003 was an increase of $4,000,000, compared to a decrease of $10,000,000 in 2002 and an increase of $430,092 in 2001. Due to the ongoing necessity to pledge a substantial portion of these securities holdings to the

Colorado Division of Banking in order to collateralize the uninsured portion of public deposits held, the use of maturing instruments of this type for any material purpose other than to respond to requests for withdrawal of public deposits is minimal.

CAPITAL RESOURCES

Total stockholder’s equity in the Company increased to $18,025,571 at December 31, 2003 from $16,776,811 at December 31, 2002. This increase was entirely the result of a $1,248,760 increase in retained earnings relating to 2003 net income. At December 31, 2003, stockholder’s equity was 9.9% of total assets, compared to 9.2% of total assets at December 31, 2002. Management presently intends to retain future earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

Federal Reserve Board, Office of the Comptroller of the Currency and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, an 8% total capital to risk-weighted assets ratio and a 4% Tier I leverage ratio in order for these indices to be considered adequate. They must be 6%, 10% and 5%, respectively, in order for the Company or Bank to be considered well capitalized. The actual ratios for the Company were 19.54%, 20.79% and 9.95%, respectively, on December 31, 2003 and 17.43%, 18.69% and 9.12%, respectively, on December 31, 2002. The capital ratios for the Bank only were 19.39%, 20.64% and 9.85%, respectively, on December 31, 2003 and 17.09%, 18.34% and 9.01%, respectively, on December 31, 2002. The following table sets forth the Company’s and the Bank’s capital and capital ratios at December 31, 2003.

REGULATORY CAPITAL

December 31, 2003
(Dollars in thousands)
Company
Tier I Capital	$18,125
Total Capital	19,291
Risk-Weighted Assets	92,778
Tier I Capital to Risk-Weighted Assets	19.54%
Total Capital to Risk-Weighted Assets	20.79%
Leverage Ratio	9.95%
Bank
Tier I Capital	$17,975
Total Capital	19,141
Risk-Weighted Assets	92,722
Tier I Capital to Risk-Weighted Assets	19.39%
Total Capital to Risk-Weighted Assets	20.64%
Leverage Ratio	9.85%

Bank management is anticipating 2004 capital expenditures of approximately $200,000 in connection with routine equipment replacements and facilities upgrades. The Bank intends to use a portion of its anticipated 2004 income to finance these expenditures.

Management expects that the current capital levels, together with internally generated funds, will be sufficient to support the Company’s operations for the foreseeable future.

EFFECTS OF INFLATION AND CHANGING PRICES

The primary impact of inflation on the Company’s operations is increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation, however, can magnify the growth of assets in the banking industry. If inflation were significant, then this would require that equity capital increase at a faster rate than would otherwise be necessary.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2003, the Company did not have any off-balance sheet arrangements with entities unconsolidated with the Company.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements which are not historical facts contained in this document are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in Southern Colorado and Northern New Mexico area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets relating to terrorist activities and the response thereto, competition in the banking business, changes in state and federal regulatory regimes applicable to our operations, loan demand, the ability of customers to repay loans, consumer saving habits, employment costs, technology costs, and other risk factors contained herein and detailed elsewhere in the Company’s filings with the Securities and Exchange Commission.

“Forward-looking statements” in this document can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes and the effect of the economy on the level of non-accruing loans. The statements in “risk-factors” and other statements and disclaimers in this Annual Report on Form 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

THE REPUBLIC CORPORATION
DECEMBER 31, 2003, 2002 AND 2001

Independent Accountants’ Report

Board of Directors and Stockholders
The Republic Corporation
Houston, Texas

We have audited the accompanying balance sheet of The Republic Corporation as of December 31, 2003, and the related statements of income, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Republic Corporation as of December 31, 2002, and for each of the two years then ended, were audited by other accountants whose report dated May 30, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Colorado Springs, Colorado
January 9, 2004

Independent Auditor’s Report

The Board of Directors
The Republic Corporation

We have audited the consolidated balance sheet of The Republic Corporation as of December 31, 2002, and the related consolidated statements of income and stockholders’ equity and cash flows for each of the two years in the period ending December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation at December 31, 2002, and the results of its operations and its cash flows, for each of the two years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon, Waller & Co., Inc.

Dixon, Waller & Co., Inc.
Trinidad, Colorado
May 30, 2003

The Republic Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002

Assets

	2003	2002
Cash and due from banks	$6,447,762	$5,781,622
Federal funds sold	38,225,000	40,750,000

Cash and cash equivalents	44,672,762	46,531,622
Held-to-maturity securities	26,659,336	22,470,121
Loans	105,867,354	109,359,880
Less allowance for loan losses	(1,700,000)	(1,700,060)

Net loans	104,167,354	107,659,820
Premises and equipment (net of accumulated depreciation)	2,870,061	3,033,582
Federal Reserve Bank and Federal Home Loan Bank, Topeka Stock	662,800	24,000
Foreclosed assets held for sale, net	644,353	350,977
Interest receivable – loans	570,330	624,047
Deferred income taxes	459,847	488,418
Goodwill	436,079	436,079
Other assets	248,595	324,857

Total assets	$181,391,517	$181,943,523

Liabilities and Stockholders’ Equity
Liabilities
Demand deposits	$22,940,048	$21,052,697
Savings, NOW and money market deposits	57,300,756	60,424,819
Time deposits	81,862,592	82,297,598

Total deposits	162,103,396	163,775,114
Interest payable and other liabilities	724,177	894,475

Total liabilities	162,827,573	164,669,589

Minority Interest in Consolidated Subsidiary	538,373	497,123

Stockholders’ Equity
Common stock, $1.00 par value; authorized 750,000 shares; 356,844 shares issued December 31, 2003 and 2002	356,844	356,844
Additional paid-in capital	234,931	234,931

See Notes to Consolidated Financial Statements

The Republic Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
Retained earnings	17,525,099	16,276,339
Treasury stock, at cost; Common stock, 23,119 shares at December 31, 2003 and 2002	(91,303)	(91,303)

Total stockholders’ equity	18,025,571	16,776,811

Total liabilities and stockholders’ equity	$181,391,517	$181,943,523

See Notes to Consolidated Financial Statements

The Republic Corporation
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest and Dividend Income
Loans, including fees	$8,449,454	$9,236,703	$10,541,196
Securities U.S. Government agencies	739,961	1,168,225	1,518,374
State and political subdivisions	116,843	116,843	116,966
Federal funds sold	424,607	590,566	610,031

Total interest and dividend income	9,730,865	11,112,337	12,786,567

Interest Expense
Deposits	2,487,747	3,864,618	5,727,105

Net Interest Income	7,243,118	7,247,719	7,059,462
Provision for Loan Losses	274,030	357,834	282,263

Net Interest Income After Provision for Loan Losses	6,969,088	6,889,885	6,777,199

Noninterest Income
Service charges on deposit accounts	242,401	228,463	203,475
Other service charges and fees	614,063	490,170	482,318
Other	118,608	187,226	167,422

Total noninterest income	975,072	905,859	853,215

Noninterest Expense
Salaries and employee benefits	2,845,838	2,773,461	2,677,483
Net occupancy expense	366,029	359,978	314,616
Equipment expense	160,603	135,140	180,050
Data processing fees	632,650	564,506	494,599
Professional fees	199,549	159,880	145,256
Marketing expense	240,151	224,558	207,005
Printing and office supplies	155,750	178,802	233,814
Deposit insurance premium	24,707	34,988	27,679
Depreciation	332,279	358,986	332,232
Other	1,049,328	1,002,244	1,068,789

Total noninterest expense	6,006,884	5,792,543	5,681,523

Income Before Income Taxes	1,937,276	2,003,201	1,948,891

Provision for Income Taxes	647,265	677,896	650,956

Income Before Minority Interest	1,290,011	1,325,305	1,297,935

See Notes to Consolidated Financial Statements

The Republic Corporation

	2003	2002	2001
Minority Interest in Net Income of Subsidiary	(41,251)	(42,132)	(38,651)

Net Income	$1,248,760	$1,283,173	$1,259,284

Basic Earnings per Share	$3.74	$3.85	$3.77

See Notes to Consolidated Financial Statements

The Republic Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2002 and 2001

		Additional
	Common	Paid-In	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total
Balance, December 31, 2000	$356,844	$234,931	$(91,303)	$13,733,882	$14,234,354
Net income	—	—	—	1,259,284	1,259,284

Balance, December 31, 2001	356,844	234,931	(91,303)	14,993,166	15,493,638
Net income	—	—	—	1,283,173	1,283,173

Balance, December 31, 2002	356,844	234,931	(91,303)	16,276,339	16,776,811
Net income	—	—	—	1,248,760	1,248,760

Balance, December 31, 2003	$356,844	$234,931	$(91,303)	$17,525,099	$18,025,571

See Notes to Consolidated Financial Statements

The Republic Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating Activities
Net income	$1,248,760	$1,283,173	$1,259,284
Items not requiring (providing) cash Depreciation	332,279	358,986	332,232
Provision for loan losses	274,030	357,834	282,263
Amortization (accretion) of premiums and discounts on securities	(189,215)	168,994	(247,894)
Stock dividend	(5,500)	—	—
Other real estate gains, net	(12,405)	(2,963)	—
Deferred income taxes	28,571	(14,448)	(14,881)
Loss on sale of subsidiary stock	—	32,153	57,639
Changes in
Interest receivable – loans	53,717	191,864	87,531
Other assets	76,262	78,788	(137,284)
Interest payable and other liabilities	(129,048)	(124,621)	(421,864)

Net cash provided by (used in) operating activities	1,677,451	2,329,760	1,197,026

Investing Activities
Purchase of held-to-maturity securities	(14,000,000)	—	(20,430,092)
Proceeds from maturities of held-to-maturity securities	10,000,000	10,000,000	20,000,000
Proceeds from sale of subsidiary stock	—	5,000	10,000
Net change in loans	2,667,647	3,532,333	210,192
Purchase of Federal Home Loan Bank, Topeka Stock	(633,300)	—	—
Purchase of premises and equipment	(168,758)	(217,281)	(873,645)
Proceeds from the sale of foreclosed assets	269,818	34,691	12,274

Net cash (used in) provided by investing activities	(1,864,593)	13,354,743	(1,071,271)

Financing Activities
Net (decrease) increase in demand deposits, NOW and savings accounts	(1,236,712)	1,330,291	7,751,119
Net (decrease) increase in certificates of deposit	(435,006)	800,956	4,225,319

Net cash (used in) provided by financing activities	(1,671,718)	2,131,247	11,976,438

(Decrease) Increase in Cash and Cash Equivalents	(1,858,860)	17,815,750	12,102,193
Cash and Cash Equivalents, Beginning of Year	46,531,622	28,715,872	16,613,679

Cash and Cash Equivalents, End of Year	$44,672,762	$46,531,622	$28,715,872

See Notes to Consolidated Financial Statements

The Republic Corporation

	2003	2002	2001
Supplemental Cash Flows Information
Interest paid	$2,654,142	$4,032,580	$6,184,442
Income taxes paid	$632,079	$720,503	$667,579
Real estate and repossessions acquired in settlement of loans	$620,547	$257,398	$328,416
Sale and financing of foreclosed assets	$69,758	$129,425	$99,125

See Notes to Consolidated Financial Statements

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Republic Corporation (the Company) is a bank holding company for The First National Bank in Trinidad (the Bank) with 97% ownership. The Bank is primarily engaged in providing a full range of banking services to individual and corporate customers in Southeastern Colorado and Northeastern New Mexico. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segment

The Company provides community banking services through its subsidiary bank, including such products and services as loans; time deposits, checking and savings accounts. These activities are reported as one operating segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, cash equivalents consisted of cash due from banks and federal funds sold.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Securities

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Federal Reserve and Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB) systems, is required to maintain an investment in capital stock of both the FHLB and FRB. The required investment in the common stock is based on a predetermined formula. No ready market exists for the FHLB stock, and it has no quoted market value. Such stock is recorded at cost and reported together in the accompanying consolidated balance sheets.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method. Net deferred loan fees and costs are immaterial and are recognized as income upon receipt. Generally, loans are placed on non-accrual status at sixty days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is management’s best estimate of probable losses which have been incurred as of the balance sheet date based on management’s evaluation of risk in the portfolio, local economic conditions and historical loss experience.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line, declining balance and other accelerated methods over the estimated useful lives of the assets.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in net income or expense from foreclosed assets.

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Income Taxes

Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. The Company has no outstanding potentially dilutive securities. The computation of per share earnings is as follows:

	2003	2002	2001
Net income	$1,248,760	$1,283,173	$1,259,284
Average common shares outstanding	333,725	333,725	333,725

Basic earnings per share	$3.74	$3.85	$3.77

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $2,032,000.

Note 3: Securities

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2003
U.S. Government agencies	$24,364,670	$120,140	$—	$24,484,810
State and political subdivisions	2,294,666	298,302	—	2,592,968

	$26,659,336	$418,442	$0	$27,077,778

December 31, 2002
U.S. Government agencies	$20,175,250	$506,900	$—	$20,682,150
States and political subdivisions	2,294,871	215,833	—	2,510,704

	$22,470,121	$722,733	$0	$23,192,854

The amortized cost and approximate fair value of held-to-maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Approximate
	Amortized Cost	Fair Value
Within one year	$10,030,054	$10,176,250
One to five years	14,334,616	14,308,560
Five to ten years	652,304	726,989
After ten years	1,642,362	1,865,979

Totals	$26,659,336	$27,077,778

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $26,659,336 at December 31, 2003, and $22,470,121 at December 31, 2002.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include the following:

	2003	2002
Real estate	$89,887,726	$87,600,350
Commercial and industrial	6,716,235	9,676,356
Agriculture	1,237,316	1,243,638
Consumer	7,996,893	10,837,664
Other	29,184	1,872

Total loans	105,867,354	109,359,880
Less Allowance for loan losses	1,700,000	1,700,060

Net loans	$104,167,354	$107,659,820

Activity in the allowance for loan losses was as follows:

	2003	2002	2001
Balance, beginning of year	$1,700,060	$1,612,000	$1,578,694
Provision charged to expense	274,030	357,834	282,263
Loans charged off	(476,231)	(380,504)	(308,149)
Recoveries on loans previously charged off	202,141	110,730	59,192

Balance, end of year	$1,700,000	$1,700,060	$1,612,000

Impaired loans totaled approximately $1,486,000 and $2,560,000 at December 31, 2003 and 2002, respectively. An allowance for loan losses of $1,200 relates to impaired loans of $9,000, at December 31, 2002. At December 31, 2003 and 2002, impaired loans of $1,486,000 and $2,551,000, respectively, had no specific related allowance for loan losses.

Interest of $111,585 and $24,343 was recognized on a cash basis on average impaired loans of $1,570,000 and $1,706,000 for 2003 and 2002, respectively.

Non-accruing loans at December 31, 2003 and 2002 were $880,850 and $2,304,484, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2003	2002
Land	$134,750	$134,750
Buildings	3,772,490	3,752,745
Furniture and equipment	3,044,396	2,900,937

	6,951,636	6,788,432
Less accumulated depreciation	4,081,575	3,754,850

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 6: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $ 24,913,604 on December 31, 2003 and $ 24,251,094 on December 31, 2002.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

(Dollars in
Thousands)
2004	$74,142
2005	7,720

$81,862

Note 7: Federal Home Loan Bank Advances

During 2003 the Bank in connection with their investment in Federal Home Loan Bank of Topeka (FHLB) stock of 6,333 shares for $633,300 have an agreement with FHLB to provide advances with a borrowing capacity based on the amount of collateral pledged. As of December 31, 2003, the Bank’s borrowing capacity is approximately $61,590,000. As of and during the year ended 2003, no advances were outstanding. Interest rates will vary depending on the date of advance, maturity and other terms at the time of any advances. The Bank has pledged loans totaling $82,627,059 at December 31, 2003 under the agreement. The Bank received a stock dividend of $5,500 from FHLB during 2003 resulting in a total investment in FHLB stock of $638,800 as of December 31, 2003.

Note 8: Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Taxes currently payable	$618,694	$692,344	$665,837
Deferred income taxes	28,571	(14,448)	(14,881)

	$647,265	$677,896	$650,956

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2003	2002	2001
Computed at the statutory rate (34%)	658,674	$681,088	$662,623
Increase (decrease) resulting from:
Tax-exempt interest	(40,120)	(41,000)	(40,000)
Nondeductible expenses	225	12,019	19,597
State income taxes	33,250	36,000	11,000
Other	(4,764)	(10,211)	(2,264)

Actual tax provision	$647,265	$677,896	$650,956

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2003 and 2002 consolidated balance sheets are as follows:

	2003	2002
Deferred tax assets
Allowance for loan losses	$546,193	$546,215
Deferred tax liabilities
FHLB stock dividend	(2,035)	—
Accumulated depreciation	(50,271)	(23,757)
Reserve for contingencies	(34,040)	(34,040)

	(86,346)	(57,797)

Net deferred tax asset	$459,847	$488,418

Note 9: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2003 and 2002 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the OCC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in
	Thousands)
As of December 31, 2003
Total Capital (to Risk Weighted Assets)
Consolidated	$19,291	20.79%	$7,422	8%		N/A
Bank Only	$19,141	20.64%	$7,418	8%	$9,272	10%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$18,125	19.54%	$3,711	4%		N/A
Bank Only	$17,975	19.39%	$3,709	4%	$5,563	6%
Tier 1 Capital (to Average Assets)
Consolidated	$18,125	9.95%	$7,363	4%		N/A
Bank Only	$17,975	9.85%	$7,302	4%	$9,128	5%
As of December 31, 2002
Total Capital (to Risk Weighted Assets)
Consolidated	$18,059	18.69%	$7,730	8%		N/A
Bank Only	$17,909	18.34%	$7,812	8%	$9,765	10%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$16,838	17.43%	$3,865	4%		N/A
Bank Only	$16,683	17.09%	$3,906	4%	$5,859	6%
Tier 1 Capital (to Average Assets)
Consolidated	$16,838	9.12%	$7,406	4%		N/A
Bank Only	$16,683	9.01%	$7,407	4%	$9,258	5%

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2003, approximately $3,447,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 10: Related Party Transactions

At December 31, 2003 and 2002, the Bank had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties), in the amount of $1,357,823 and $1,243,692, respectively. During the year ended December 31, 2003, the Bank paid a Director approximately $4,600 for construction loan inspection services.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Deposits from related parties held by the Bank at December 31, 2003 and 2002 totaled $1,973,393 and $1,642,764, respectively.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Note 11: Employee Benefits

The Bank has a retirement savings 401(k) plan covering substantially all employees who have six months of service and have attained the age of 21. Employees may contribute up to 10% of their compensation with the Bank matching 100% of the employee’s contribution up to 2.5% of their compensation. In addition, the plan provides for discretionary contributions as solely determined by the Employer. Employer contributions charged to expense for 2003, 2002 and 2001 were $46,544, $42,994 and $40,668, respectively.

Note 12: Leases

The Company has several noncancellable operating leases, primarily for office space and real estate at two branch locations and equipment that expire over the next 6 years. These leases generally contain renewal options for periods of 5 years. Rental expense for these leases was $59,341, $57,974 and $57,649 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments under operating leases are:

Operating
Leases
2004	$65,268
2005	52,917
2006	52,101
2007	49,390
2008	31,517
Thereafter	400

Total minimum lease payments	$251,593

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 13: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$44,673	$44,673	$46,532	$46,532
Held-to-maturity securities	26,659	27,078	22,470	23,193
Loans, net of allowance for loan losses	104,167	108,486	107,660	109,971
Federal Reserve Bank and Federal Home Loan Bank, Topeka Stock	663	663	24	24
Interest receivable – loans	570	570	624	624
Financial liabilities
Deposits	162,103	162,140	163,775	164,090
Interest payable	662	662	834	834
Unrecognized financial instruments (net of amortization)
Commitments to extend credit	0	0	0	0
Letters of credit	0	0	0	0
Lines-of-credit	0	0	0	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and Cash Equivalents, Federal Reserve and Federal Home Loan Bank Stock

For these short-term instruments, the carrying amount approximates fair value.

   Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

   Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

   Deposits

The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date i.e., their carrying amount. The fair value of fixed maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

   Commitments to Extend Credit, Letters of Credit and Lines-of-Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines-of-credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 14: Commitments and Credit Risks

   Standby Letters of Credit

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

The Company had total outstanding standby letters of credit amounting to $173,804 and $371,000, at December 31, 2003 and 2002, respectively, with terms ranging from 22 days to 6 years.

   Lines-of-Credit

Lines-of-credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines-of-credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines-of-credit as it does for on-balance-sheet instruments.

At December 31, 2003, the Bank had granted unused lines-of-credit to borrowers aggregating approximately $3,967,000 and $2,495,000 for commercial lines and open-end consumer lines,

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

respectively. At December 31, 2002, unused lines-of-credit to borrowers aggregated approximately $5,658,000.

   Other Credit Risks

Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2003 and 2002, federal funds sold totaling $38,225,000 and $40,750,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $3,000,000 at December 31, 2003 and 2002.

Note 15: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 16: Selected Quarterly Financial Data (Unaudited)

The following table presents the unaudited results of operations for the past two years by quarter (in thousands except per share data). See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Operations
Net interest income	$1,926	$1,790	$1,796	$1,731	$1,967	$1,780	$1,735	$1,766
Provision for loan losses	62	69	54	89	46	70	40	202
Noninterest income	111	280	307	277	153	254	288	211
Noninterest expense	1,738	1,707	1,674	1,576	1,704	1,573	1,647	1,589

Net income	$237	$294	$375	$343	$370	$391	$336	$186

Net Income per Share Data
Basic	$.70	$.88	$1.12	$1.04	$1.11	$1.17	$1.01	$.56

Balance Sheet
Total assets	$181,392	$181,283	$178,187	$179,765	$181,944	$189,977	$183,474	$184,324
Total loans, net	104,167	105,216	107,148	107,589	107,660	108,059	108,919	109,088
Shareholders’ equity	18,026	17,789	17,494	17,120	16,777	16,407	16,016	15,680

The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 17: Recently issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued several new accounting pronouncements that became effective in the current year ended December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain variable interest entities (“VIEs”) whereby a VIE must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The primary beneficiary is the one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. FIN 46 also requires disclosures for both the primary beneficiary of a VIE and other parties with a significant variable interest in the entity. FIN 46 applies, in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. The Company has not obtained an interest in a new or existing VIE subsequent to January 31, 2003, and the adoption of FIN 46 is not expected to have a material impact on the consolidated financial statements.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 18: Condensed Financial Information (Parent Company Only)

The Republic Corporation
Condensed Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents	$50,470	$74,494
Investments in subsidiary-equity method	17,874,701	16,622,406
Due from subsidiary	43,796	23,307
Other assets	56,604	56,604

Total assets	$18,025,571	$16,776,811

Liabilities	$—	$—

Stockholders’ Equity
Common stock, par value $1.00; authorized 750,000 shares, issued 356,844 shares issued and outstanding December 31, 2003 and 2002	356,844	356,844
Additional paid-in capital	234,931	234,931
Treasury stock, at cost; Common stock 23,119 shares at December 31, 2003 and 2002	(91,303)	(91,303)
Retained earnings	17,525,099	16,276,339

Total stockholders’ equity	18,025,571	16,776,811

Total liabilities and stockholders’ equity	$18,025,571	$16,776,811

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The Republic Corporation
Condensed Statements of Income
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income
Dividends from subsidiary	$81,480	$54,320	$54,460
Expenses	128,811	102,366	129,530

Income (loss) before income taxes and equity in undistributed net income of subsidiary	(47,331)	(48,046)	(75,070)
Credit for income taxes	43,796	23,307	23,312

Income (loss) before equity in undistributed net income of subsidiaries	(3,535)	(24,739)	(51,758)
Equity in undistributed net income of subsidiaries	1,252,295	1,307,912	1,311,042

Net income	$1,248,760	$1,283,173	$1,259,284

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The Republic Corporation
Condensed Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating Activities
Net income	$1,248,760	$1,283,173	$1,259,284
Items not requiring (providing) cash
Loss on sale of subsidiary stock	—	32,153	57,639
Dividends received from subsidiary	(81,480)	(54,320)	(54,460)
Equity in undistributed income of subsidiaries	(1,252,295)	(1,307,913)	(1,311,042)
Changes in
Due from subsidiary	(20,489)	5	1,788

Net cash used in operating activities	(105,504)	(46,902)	(46,791)

Financing Activities
Sale of subsidiary stock	—	5,000	10,000
Dividends received	81,480	54,320	54,460

Net cash provided by financing activities	81,480	59,320	64,460

(Decrease) Increase in Cash and Cash Equivalents	(24,024)	12,418	17,669
Cash and Cash Equivalents, Beginning of Year	74,494	62,076	44,407

Cash and Cash Equivalents, End of Year	$50,470	$74,494	$62,076

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures

Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Form 10-KSB Annual Report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

(B)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Republic Corporation’s Board of Directors consists of Catherine G. Eisemann, J.E. Eisemann, IV, Roger Dean Eisemann, George M. Boyd and Dr. John C. Davis. All directors and officers are U.S. citizens. Catherine G. Eisemann is the mother of J.E. and Roger Dean Eisemann and the mother-in-law of George M. Boyd.

		TERM OF	PRINCIPAL OCCUPATIONS FOR
NAME AND TITLE	AGE	OFFICE	THE LAST FIVE YEARS
Catherine G. Eisemann	77	40 Years	Catherine G. Eisemann has been a Director of The Republic Corporation for 40 years. Mrs. Eisemann was elected President of The Republic Corporation and began serving December 11, 1981.

J.E. Eisemann, IV	56	27 Years	J.E. Eisemann, IV has served as a Director on The Republic Corporation Board for 27 years. Mr. Eisemann has been the Vice-President and Director of the Subsidiary Bank for approximately 26 years. Mr. Eisemann has served as the Chairman of the Board of The Republic Corporation and Chairman of the Board for the Subsidiary Bank for approximately 22 years.

Roger Dean Eisemann	49	21 Years	Roger Dean Eisemann was elected Secretary and began serving as director of The Republic Corporation in July, 1982.

George M. Boyd	59	Since March, 2004	George M. Boyd was appointed to The Republic Corporation Board on March 18, 2004. Mr. Boyd is the Executive Vice President of The Bank of Texas in Austin, Texas and has served in that position for the past five years.

Dr. John C. Davis	56	Since February, 2004	Dr. John C. Davis was appointed to The Republic Corporation Board on February 27, 2004. Dr. Davis is the owner/operator of the Rio Cucharas Veterinary Clinic in Walsenburg, Colorado and has owned and operated this business for the past 23 years. Dr. Davis has served as a director on the Board of the subsidiary Bank for approximately 10 years.

CODE OF ETHICS

The Company is in the process of adopting a code of ethics applicable to its principal executive and principal financial officer.

FINANCIAL EXPERT

Because the Company does not have a standing audit committee, it has not designated an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

	Annual Compensation
Name & Principal Position	Year	Salary		Bonus		.
J.E. Eisemann, IV Chairman of the	2003	$90,767	(1)	$4,000	(2)
Board of the Company, Vice	2002	85,773	(1)	3,735	(2)
President of the Company,	2001	83,573	(1)	5,438	(2)
Chairman of the Board & Vice President of the Subsidiary Bank

Catherine Eisemann President of the	2003	$30,000		-0-
Company	2002	30,000		-0-
	2001	30,000		-0-

	Restricted	Stock
	Stock	Options/	LTIP	All Other
Name & Principal Position	Awards	SARs(#)	Payouts($)	Compensation
J.E. Eisemann, IV	-0-	-0-	-0-	-0-
Chairman of the Board	-0-	-0-	-0-	-0-
of the Company, Vice	-0-	-0-	-0-	-0-
President of the Company, Chairman of the Board & Vice President of the Subsidiary Bank

Catherine Eisemann	-0-	-0-	-0-	-0-
President of the	-0-	-0-	-0-	-0-
Company	-0-	-0-	-0-	-0-

(1) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $10,422 in 2001, $11,205 in 2002 and $12,567 in 2003.

(2) Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $0 in 2001, $560 in 2002 and $600 in 2003.

STOCK OPTIONS/SAR GRANTS IN 2003-NONE
AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 2003 AND OPTIONS/SAR
VALUES AS OF DECEMBER 31 2003 - NONE
LONG-TERM INCENTIVE PLANS - AWARDS IN 2003 - NONE
COMPENSATION OF DIRECTORS
Director fees are not paid to directors of the Company.
EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT ARRANGEMENTS - NONE
REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners and management.

The following schedule reflects security ownership of persons who are (1) the beneficial owners of more than 5% of any class of voting securities of The Republic Corporation, (2) each of the Company’s directors, and (3) all directors and executive officers of the Company as a group.

		Amount and
		Nature of	Percent
Name of	Title of	Beneficial	of
Person	Class	Ownership	Class
Catherine G. Eisemann	Common Stock	193,702	58.0424
3350 McCue, #904 Houston, Texas 77056
Mr. J.E. Eisemann IV	Common Stock	8,700	2.6069
1103 Victoria Square Trinidad, Colorado 81082
Mr. R. Dean Eisemann	Common Stock	6,500	1.9477
3738 Ella Lee Lane Houston, Texas 77027
Mr. George M. Boyd	Common Stock	8,700	2.6069
1503 Canoe Brook Dr. Austin, Texas 78746
Dr. John C. Davis	Common Stock	1,395	.4180
631 Huajatolla Valley Estates Dr. La Veta, CO 81055
All directors and executive officers as a group	Common Stock	218,997	65.6220

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions with management or other related parties that would require disclosure under current Securities and Exchange Commission regulations. Additionally, no business relationships that would require disclosure exist. One director, Dr. John C. Davis, was indebted to the Bank in an aggregate amount of $233,932 at December 31, 2003. These loans were granted to Dr. Davis on the same terms as available to parties not involved as insiders with the Bank or the Company and are being paid as agreed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

3	Articles of Incorporation and By-Laws *

21	Subsidiary of the Registrant*

The First National Bank in Trinidad, Colorado. Incorporated in Colorado.

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*Filed as an exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 23, 1977.

(b)	Reports on Form 8-K

     No reports on Form 8-K have been filed in three months ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

		2003	2002
Dixon, Waller & Co. Inc. :	Audit Fees	$-0-	$15,200
	Audit Related Fees	-0-	-0-
	Tax Fees	4,500	13,880
	All Other Fees	-0-	-0-

BKD, LLP:	Audit Fees	$46,682	$-0-
	Audit Related Fees	-0-	-0-
	Tax Fees	-0-	-0-
	All Other Fees	-0-	-0-

Non-Audit Services. The Board of Directors of the Company did not hire either Dixon, Waller & Inc. during their tenure as principal accountant, nor BKD, LLP during their tenure as principal accountant, to provide non-audit services. It is the policy of the Company’s Board to review and pre-approve all accountant engagements for both audit and non-audit related services.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REPUBLIC CORPORATION

By	/s/ J. E. Eisemann, IV

J. E. Eisemann, IV Chairman of the Board, Director, Chief Executive Officer, Chief Financial Officer

Date	March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated.

By	/s/ J. E. Eisemann, IV

J. E. Eisemann, IV Chairman of the Board, Director, Chief Executive Officer, Chief Financial Officer

Date	March 30, 2004

By	/s/ Catherine G. Eisemann

Catherine G. Eisemann President, Director

Date	March 30, 2004

By	/s/ Roger Dean Eisemann

Roger Dean Eisemann Secretary, Director

Date	March 30, 2004

By

George M. Boyd Director

Date	March 30, 2004

By

Dr. John C. Davis Director

Date	March 30, 2004

EXHIBIT INDEX

3	The Republic Corporation, Articles of Incorporation and By-Laws*

21	Subsidiary of the Registrant*

The First National Bank in Trinidad, Colorado. Incorporated in Colorado.

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*Filed as an exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 23, 1977.