Form 10QSB
period 2004-03-31
REPUBLIC CORP /TX/
filed 2004-05-14
CIK 202995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2004.     COMMISSION FILE NUMBER 0-8597


                            THE REPUBLIC CORPORATION


                   TEXAS                                  74-0911766
------------------------------------------  ------------------------------------
      (State of other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

 5340 WESLAYAN - P.O. BOX 270462, HOUSTON, TX               77277
---------------------------------------------  ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: 713-993-9200

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 9, 2004.

       COMMON STOCK, $1.00 PAR VALUE                    SHARES 333,725
------------------------------------------  ------------------------------------
                                               (excluding 23,119 shares held as
                                                       treasury shares)

Transitional Small Business Disclosure Format.

                                                Yes          No   X
                                                    -------     ------

                            THE REPUBLIC CORPORATION

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                            PAGE

Part I. Financial Information................................................1

        Item 1. Financial Statements (unaudited).............................1

                Consolidated Balance Sheets March 31, 2004 and
                December 31, 2003

                Consolidated Statements of Income for the three months ended March 31, 2004 and March 31, 2003

                Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003

                Notes to Financial Statements

        Item 2. Management's Discussion and Analysis.........................7

        Item 3. Controls and Procedures.....................................14

Part II. Other Information..................................................15

        Item 1. Legal Proceedings...........................................15

        Item 2. Changes in Securities.......................................15

        Item 3. Defaults Upon Senior Securities.............................15

        Item 4. Submission of Matters to a Vote of Security Holders.........15

        Item 5. Other Information...........................................15

        Item 6. Exhibits and Reports on Form 8-K............................15

Signatures..................................................................16

Certifications

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  March 31,    December 31,
                                                     2004          2003
                                                 (Unaudited)     (Audited)
                                               -------------- --------------
  Cash and due from banks                       $  5,209,397   $  6,447,762
  Federal funds sold                              43,700,000     38,225,000
                                               -------------- --------------
    Cash and cash equivalents                     48,909,397     44,672,762
  Held-to-maturity securities                     26,589,639     26,659,336
  Loans, net of allowance for loan losses of
    $1,700,000 and  $1,700,000 at March 31,
    2004 and December 31, 2003                   102,087,749    104,167,354
  Premises and equipment, net                      2,870,207      2,870,061
  Federal Reserve Bank and Federal Home Loan
    Bank, Topeka stock                               668,300        662,800
  Foreclosed assets held for sale, net               591,228        644,353
  Interest receivable - loans                        557,099        570,330
  Deferred income taxes                              459,847        459,847
  Goodwill                                           436,079        436,079
  Other                                              437,962        248,595
                                               -------------- --------------
    Total assets                                $183,607,507   $181,391,517
                                               ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  March 31,      December 31,
                                                    2004            2003
                                                 (Unaudited)      (Audited)
                                                --------------  --------------
   LIABILITIES
     Deposits
        Demand                                   $ 22,274,453    $ 22,940,048
        Savings, NOW and money market              58,145,139      57,300,756
        Time                                       83,626,759      81,862,592
                                                --------------  --------------
           Total deposits                         164,046,351     162,103,396
     Interest payable and other liabilities           732,710         724,177
                                                --------------  --------------
           Total liabilities                      164,779,061     162,827,573
                                                --------------  --------------
   Minority Interest in Consolidated Subsidiary       547,078         538,373


   STOCKHOLDERS' EQUITY
     Common stock, $ 1.00 par value; authorized
      750,000 shares; 333,725 shares issued and
      outstanding March 31, 2004 and
      December 31, 2003                               356,844         356,844
     Additional paid-in capital                       234,931         234,931
     Retained earnings                             17,780,896      17,525,099
     Treasury stock, at cost
        Common Stock; 23,119 shares at March
         31, 2004 and December 31, 2003              (91,303)        (91,303)
                                                --------------  --------------
           Total stockholders' equity              18,281,368      18,025,571
                                                --------------  --------------

           Total liabilities and stockholders'
            equity                               $183,607,507    $181,391,517
                                                ==============  ==============

                See Notes to Consolidated Financial Statements

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                      2004          2003
                                                  (Unaudited)    (Unaudited)
                                                 -------------  -------------
   INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $ 1,963,607    $ 2,133,560
     Securities
        Taxable                                       152,371        191,067
        Tax-exempt                                     29,213         29,211
     Federal funds sold                                95,798        114,284
                                                 -------------  -------------
           Total interest and dividend income       2,240,989      2,468,122
                                                 -------------  -------------

   INTEREST EXPENSE
     Deposits                                         548,258        697,498
                                                 -------------  -------------

   NET INTEREST INCOME                              1,692,731      1,770,624
                                                 -------------  -------------

   PROVISION FOR LOAN LOSSES                           76,436         88,827
                                                 -------------  -------------

   NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                1,616,295      1,681,797
                                                 -------------  -------------

   NONINTEREST INCOME
     Customer service fees                             56,810         67,777
     Other service charges and fees                   140,511        146,609
     Other                                             40,645         31,512
                                                 -------------  -------------
           Total noninterest income               $   237,966    $   245,898
                                                 -------------  -------------

                                                      2004          2003
                                                  (Unaudited)    (Unaudited)
                                                 -------------  -------------
   NONINTEREST EXPENSE
     Salaries and employee benefits                   699,633        671,512
     Net occupancy expense                             57,907         58,428
     Equipment expense                                 27,708         30,889
     Data processing fees                             156,131        157,429
     Professional fees                                 83,459         69,856
     Marketing expense                                 39,734         43,001
     Printing and office supplies                      32,670         34,698
     Depreciation                                      67,716         77,263
     Deposit insurance premium                          6,067          6,472
     Other                                            274,734        232,270
                                                 -------------  -------------
           Total noninterest expense                1,445,759      1,381,818
                                                 -------------  -------------
   INCOME BEFORE INCOME TAX                           408,502        545,877
   PROVISION FOR INCOME TAXES                         144,000        192,000
                                                 -------------  -------------
   INCOME BEFORE MINORITY INTEREST                    264,502        353,877
   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY      (8,705)       (10,940)
                                                 -------------  -------------
   NET INCOME                                      $  255,797     $  342,937
                                                 =============  =============
   BASIC EARNINGS PER SHARE                        $      .77     $     1.03
                                                 =============  =============

                See Notes to Consolidated Financial Statements

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                         2004           2003
                                                     (Unaudited)     (Unaudited)
                                                    -------------- --------------
   OPERATING ACTIVITIES
     Net income                                      $    255,797   $    342,937
     Items not requiring (providing) cash
        Depreciation                                       67,716         77,263
        Provision for loan losses                          76,436         88,827
        Stock dividends                                    (5,500)           -0-
        Amortization of premiums and discounts on
         securities                                        69,697         44,776
        Other real estate gains/net                        (5,611)        (3,014)
     Changes in
        Interest receivable - loans                        13,231       (295,820)
        Other assets                                     (189,367)       150,532
        Interest payable and other liabilities             17,238        107,866
                                                    -------------- --------------
           Net cash provided by operating activities      299,637        513,367
                                                    -------------- --------------
   INVESTING ACTIVITIES
     Net change in loans                                1,985,405        (90,838)
     Purchase of premises and equipment                   (67,862)       (21,103)
     Proceeds from the sale of foreclosed assets           76,500        72,772
                                                    -------------- --------------
           Net cash provided by (used in)
            investing activities                        1,994,043        (39,169)
                                                    -------------- --------------
   FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
       money market, NOW and savings accounts             178,788       (470,166)
     Net increase (decrease) in certificates of
       deposit                                          1,764,167     (2,159,449)
                                                    -------------- --------------
           Net cash provided by (used in)
            financing activities                        1,942,955     (2,629,615)
                                                    -------------- --------------
   INCREASE (DECREASE) IN CASH AND CASH                 4,236,635     (2,155,417)
     EQUIVALENTS
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        44,672,762     46,531,622
                                                    -------------- --------------
   CASH AND CASH EQUIVALENTS, END OF  QUARTER        $ 48,909,397   $ 44,376,205
                                                    ============== ==============
   SUPPLEMENTAL CASH FLOWS INFORMATION
     Interest paid                                   $    540,588   $    750,574
     Sale and financing of foreclosed assets               26,000            -0-
     Real estate and repossessions acquired in
       settlement of loans                                 43,764         73,090

                See Notes to Consolidated Financial Statements

                     THE REPUBLIC CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                 March 31, 2004

Note 1 - BASIS OF PREPARATION AND PRESENTATION

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto which are on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the interim period may not necessarily be indicative of results to be expected for the full year.

Note 2 - EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income available for common stockholders by the average number of shares of common stock outstanding during the period (333,725 shares).

Note 3 - RECLASSIFICATION

     Certain reclassifications have been made to the March 31, 2003 consolidated statement of income to conform to the March 31, 2004 statement presentation. These reclassifications had no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the three months ended March 31, 2004. This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and the management's discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003.

GENERAL

     Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies, which in turn affects the Company's net interest income and financial stability. Net interest income is the difference between the Company's interest income on interest-earning assets such as loans and investments, and its interest expense on interest-bearing liabilities such as deposits and borrowings. The Company's results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements. Results of operations for the Company, as with other financial institutions, may be materially and adversely affected by changes in prevailing economic conditions, including changes, and the rate of change, in interest rates and the monetary and fiscal policies of the federal government in particular. Management is responsible for structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can cause a negative earnings impact on the best conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management's ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The potential for increased loan charge-offs and loan loss provisions in such environments must be taken into account in addition to the possibility of lower net interest income. In the present economic environment, the most significant potential changes for the Company would be a reversal of federal monetary policy that would bring an end to the low interest rates that now prevail as well as any significant decrease in employment levels in Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. Either of these events, which may occur in isolation or in concert with one another, could cause unforeseeable behavioral changes amongst our loan and interest bearing deposit account holders that might result in a temporary reduction in net interest income or an increase in our credit losses. There can be no assurance, going forward, that these results will not occur. Lastly, the effective management of technology is a growing factor in defining our results as a financial institution. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk. Specifically, these risks include the potential loss, delay or unauthorized access to or alteration of customer transaction data housed or conveyed via electronic means and the possible negative, public reaction to such events in our markets.

RESULTS OF OPERATIONS

OVERVIEW

     Net income for The Republic Corporation and Subsidiary was $255,797 for the three months ended March 31, 2004, a decrease of 25.4% from net income of $342,937 in the comparable 2003 period. This was primarily the result of a $77,893 decline in net interest income, a $7,932 decline in noninterest income and a $63,941 increase in noninterest expense, partially offset by a $12,391 decline in the provision for loan losses. Earnings per share declined to $.77 per share in the three months ended March 31, 2004 compared to $1.03 per share in the three months ended March 31, 2003.

NET INTEREST INCOME

     The decline in total interest income for the first three months of 2004, when compared with the same period in 2003, was $227,133, well in excess of the $149,240 decline in total interest expense. This resulted in a $77,893 reduction in net interest income for the same periods. Management has not compensated for this by lowering deposit offering rates further due to the large proportion of traditional savers in the Bank's market, a demographic trait that is common in rural, community banks. Traditional savers rely heavily, if not entirely, on conventional, interest bearing bank accounts for their investment and retirement needs rather than stock or mutual fund investments and are therefore more exposed to and resistant to deposit rate reductions. An aggressive reduction in the Bank's deposit offering rates from present levels to the lower end of the prevailing spectrum of market alternatives would, in the opinion of management, disproportionately and adversely affect this customer group and the small businesses that they patronize in this market. While the Bank continues to have the pricing power to make further downward adjustments in deposit rates, it is choosing for the above stated reasons to exercise restraint in the near term.

     Strategies to increase interest income in the current economic environment would, in management's opinion, necessitate either an increase in credit risk or an increase in interest rate risk. The Bank could, for example, address slack demand and increased competition for commercial loans by liberalizing its underwriting standards or by lending outside of its geographic markets. Management is avoiding these alternatives due to a current belief that the increased risk of higher loan losses and loan loss provisions would eventually overcome the near term earnings benefit. The Bank could also increase current interest income by placing greater emphasis on longer term loans and investments, thereby taking advantage of the current, positive yield curve. This would, in management's opinion, however, place the Bank at an unacceptably high risk of compressed net interest margin should interest rates increase significantly, especially at a point in time when market interest rates are at historic lows and potentially poised to go higher.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the first quarter of 2004 was $76,436, compared with $88,827 for the same period in 2003. These provisions caused the period end allowance for loan losses in both the 2004 and 2003 first quarter to be $1,700,000. The 2004 period was significantly impacted by a $36,828 loan charge-off on a commercial real estate property, now in foreclosure. Absent that loss, the provision in the 2004 first quarter would have been approximately $40,000, compared to the average net quarterly charge-offs over the past two years of approximately $68,000.

OTHER INCOME AND EXPENSE

     Income from service charges on demand deposits was down $11,618 from the prior year first quarter, a result of lower average demand deposit levels in the current first quarter and lower transaction volumes. This was the primary cause of the $7,932, or 3.2%, decline in total, non-interest income.

     Non-interest expense increased $63,941, or 4.6%, in the three months ended March 31, 2004 compared with the same period in 2003. This increase was partially driven by a $19,823 increase in the cost of carrying foreclosed real estate, an asset category that has grown from approximately $354,000 at the end of the first quarter of 2003 to approximately $586,000 at the end of the first quarter of 2004. Other areas of growth in expenses include a $13,603 increase in professional fees tied to increased foreclosure activity and corporate compliance requirements. Salaries and employee benefits grew $28,121, primarily due to a 22% increase in first quarter health insurance cost.

INCOME TAX EXPENSE

     Income tax expense was $48,000 lower in the first quarter of 2004, a result of lower taxable income.

ASSET QUALITY

     Nonaccrual loans consist of all loans past due sixty or more days at the end of the current period as well as other identified loans where borrower repayment is made less than likely by financial impairment or other adverse circumstance. When payments are received on non-accruing loans, the interest portion is typically taken into income on a cash basis. When borrower prospects improve and payments are promptly made for at least two quarters, the loan in question will typically be returned to accruing status. Total nonaccrual loans at March 31, 2004 were $686,000, compared to $2,589,000 on March 31, 2003 and
$881,000 at December 31, 2003. While this trend could be a result of improved underwriting efforts or collection practices within the Bank, there can be no assurance that this trend will endure and that we will not in following periods have to increase the number and amount of loans categorized as nonaccrual. At period-end, there were no restructured loans in the portfolio.

     Foreclosed real estate has increased to $586,000 at March 31, 2004 compared to $354,000 at March 31, 2003 and $624,000 at December 31, 2003. The Bank is continuing to experience an elevated level of foreclosure activity in its markets and sales of these foreclosed properties, while occurring on a sporadic basis, are not presently sufficient to prevent growth in this area. The marketing and sale of these properties is a management priority at present.

                            TABLE 1 - PROBLEM ASSETS

(dollars in thousands)                       March 31,            December 31,
                                       ------------------- ----------------------------
                                         2004       2003     2003      2002      2001
                                       --------   -------- --------  --------  --------
Nonaccrual Loans                        $  686     $2,589   $  881    $2,304    $1,008
   Past-due Loans (90 days or more
     and still accruing)                   -0-        -0-      -0-       -0-       -0-
Restructured Loans (still accruing)        -0-        451      -0-       256        81
                                       --------   -------- --------  --------  --------
   Total problem Loans                  $  686     $3,040   $  881    $2,560    $1,089

Foreclosed Assets
   Real Estate                             586        354      624       351       255
   In-Substance foreclosures               -0-        -0-      -0-       -0-       -0-
   Other                                     5         60       20       -0-       -0-
                                       --------   -------- --------  --------  --------
Total Problem Assets                    $1,277     $3,454   $1,525    $2,911    $1,525
                                       ========   ======== ========  ========  ========
Total problem loans as a percentage
  of total loans                           .7%       2.8%      .8%      2.4%      1.0%
Total problem assets as a percentage
   of total loans and foreclosed
   assets                                 1.2%       3.1%     1.4%      2.7%      1.2%


     Increased and more aggressive competition for commercial loans occurring in concert with continued, low interest rate driven residential refinancings has caused loan totals to continue the decline first seen in 2002. In the preceding 12 months, commercial and industrial loans have declined $3,238,000, or 36.0%. Total real estate loans have increased $473,000, or .5%, in the same period. Additionally, installment loans to individuals have declined $2,802,000, or 26.8%, in the preceding 12 month period, possibly a result of more stringent underwriting in this area or saturation of our markets with consumer debt of all types. In view of the Bank's posture of continuing to be a conservative lender within its existing geographic markets only, and to the extent that market interest rates remain at the present historic low point, this pattern of loan attrition will likely continue.

     The $1,895,000 growth in construction loan totals in the preceding 12 months primarily represents an accumulation of substantially completed residential projects awaiting completion appraisals. Once these projects are complete, they will be re-categorized as real estate mortgage loans.

                          TABLE 2 - LOAN CONCENTRATIONS

(dollars in thousands)                  March 31,                     December 31,
                                 ---------------------    -------------------------------------
                                   2004         2003         2003          2002          2001
                                 ---------   ---------    ---------     ---------     ---------
Commercial and Industrial        $   5,761   $   8,999    $   6,716     $   9,676     $   7,424
Agricultural                         1,313       1,247        1,237         1,244         1,754
Real Estate-Construction             6,254       4,359        4,130         3,672         3,262
Real Estate-Mortgage                82,803      84,225       85,758        83,928        89,617
Installment loans to Individuals     7,657      10,459        8,026        10,840        11,233
                                 ---------   ---------    ---------     ---------     ---------
       Totals                    $ 103,788   $ 109,289    $ 105,867     $ 109,360     $ 113,290
                                 =========   =========    =========     =========     =========

     The total amount of federal funds sold held by the Bank increased to $43,7000,000, or 23.8% of total assets, on March 31, 2004 from $38,225,000, or
21.1% of total assets, on December 31, 2003. This increase is a byproduct of the previously mentioned loan declines and brings these totals to a level well above the Bank's December 31, 2003 peer average of 2.86%. Management presently has the intention of increasing interest income by placing a portion of these excess funds further out on the yield curve once market interest rates have risen to a material degree. These funds are parceled out to approved banks in amounts not exceeding $3,000,000 per bank.

     At March 31, 2004, securities held to maturity totaled $26,589,639, or 14.5% of total assets, compared to $26,659,336, or 14.7% of total assets, at December 31, 2003. These holdings presently consist of $24,295,024 in Federal Home Loan Bank bonds maturing in 20 months, or less, and $2,294,615 in municipal bonds with AAA Moody's ratings.

SOURCES AND USES OF FUNDS

     In the first quarter of 2004, deposit increases of $1,942,955 and loan paydowns of $1,985,405 flowed into cash and cash equivalents. The latter grew $4,236,635 in the same period. While the loan paydowns represent the continuation of a trend that has existed since 2001, the deposit growth has only been seen in the most recent quarter and contrasts with the decline seen throughout 2003. Possible reasons for the deposit increase seen in the most recent quarter could include a reaction by local depositors to reductions in market yield alternatives at competitor institutions. This current growth trend is not beneficial to current earnings due to the absence in the marketplace of short-term investment or lending opportunities that would enable a positive spread over the current cost on interest bearing deposits.

LIQUIDITY

     Liquidity, our ability to respond to withdrawal or loan requests, is higher at March 31, 2004, compared with year-end, 2003. Cash and due from banks, federal funds sold and held-to-maturity securities totaled approximately 45.8% of total liabilities on March 31, 2004, compared with approximately 43.8% on December 31, 2003. This increase is an end result of the deposit growth and declining loan totals seen in the same three month period. Additional sources of funding that, as yet, remain untapped include an unsecured federal funds purchase line of $8,090,000, established at Banker's Bank of the West in Denver, Colorado. Also, the Bank is now a member of the Federal Home Loan Bank of Topeka and currently has the ability to obtain advances in excess of $60,000,000. This membership allows the Bank to borrow from the FHLB as an alternative source of funding for loan growth when deposits are not sufficient alone to support such growth or to match fund targeted asset maturities.

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

                      INTEREST RATE SENSITIVITY MANAGEMENT

                          TABLE 3 - REPRICING SCHEDULE
                                 MARCH 31, 2004

(dollars in thousands)                         3 MO       3-12       1-3      OVER
                                              OR LESS    MONTHS     YEARS    3 YEARS
                                              -------   -------    -------   -------
RATE SENSITIVE ASSETS
(Assets that can be repriced within X days)
Loans*                                        $12,833   $18,506    $13,506   $58,779
Federal Funds Sold                             43,700         0          0         0
Taxable Securities** (at par)                   5,000     5,000     14,000         0
Municipal Bonds (at par)                            0         0          0     2,295
                                              -------   -------    -------   -------
    TOTAL                                     $61,533   $23,506    $27,506   $61,074
                                              -------   -------    -------   -------

RATE SENSITIVE LIABILITIES
(Liabilities that can be repriced
  within X days)
Time Certificates of Deposit                  $32,744   $42,280    $ 8,603   $     0
NOW Accounts                                    2,137         0          0         0
Super NOW Accounts                             30,505         0          0         0
Savings Accounts                               10,375         0          0         0
MMDA Accounts                                  15,127         0          0         0
                                              -------   -------    -------   -------
       TOTAL                                  $90,888   $42,280    $ 8,603   $     0
                                              -------   -------    -------   -------

Interest Rate Sensitivity Gap                (29,355)  (18,774)     18,903    61,074
Cumulative Interest Rate Sensitivity Gap     (29,355)  (48,129)   (29,226)    31,848

* Does not include overdrawn demand deposits of $44 thousand or $120 thousand in overdraft loans.
** Does not include $24 thousand in Federal Reserve Bank Stock or $644 thousand in FHLB Topeka Stock.

                         TABLE 4 - INVESTMENT SECURITIES


                                  CARRYING      UNREALIZED    UNREALIZED      MARKET
   (dollars in thousands)           VALUE         GAINS         LOSSES        VALUE
                                 -----------    ----------    ----------   -----------
March 31, 2004
--------------
      Held to Maturity *:
      U.S. Treasury Securities            --           --         --                --
      Other                      $26,589,639    $ 473,676         --       $27,063,315
December 31, 2003
-----------------
      Held to Maturity *:
      U.S. Treasury Securities            --           --         --                --
      Other                      $26,659,336    $ 418,142         --       $27,077,478
December 31, 2002
-----------------
      Held to Maturity *:
      U.S. Treasury Securities            --           --         --                --
      Other                      $22,470,121    $ 722,733         --       $23,192,854


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

CAPITALIZATION

     The Company's total stockholder's equity increased approximately $255,797 to $18,281,368 at March 31, 2004 from $18,025,571 at December 31, 2003 as a result of retained earnings from the first quarter of 2004. These retained earnings, coupled with the growth in lower risk assets such as federal funds sold and the decline in higher risk assets such as commercial and industrial loans and installment loans to individuals, has caused an increase in both risk based capital ratios. The .74% decline in average assets in the first quarter of 2004 was exceeded by positive growth of 1.42% in Tier 1 leverage capital, thereby causing an increase in the Tier 1 leverage capital ratio. The Federal Reserve Board guidelines require a minimum of 4% Tier 1 core capital to risk-weighted assets ratio, an 8% total qualifying capital to risk-weighted assets ratio and a 4% Tier 1 leverage capital to average assets ratio. All of the reported ratios for March 31, 2004 and December 31, 2003 far exceed these regulatory minimum levels and fall well within the regulatory, "well capitalized" category.

                                TABLE 5 - CAPITAL

                           *March 31,  December 31,  Regulatory    Well
                               2004       2003        Minimum   Capitalized
                           ----------  ------------  ---------- -----------
Tier 1 risk-based capital     19.95%     19.54%          4%         6%
Tier 1 + Tier 2 risk
  based capital               21.20%     20.79%          8%        10%
Tier 1 leverage               10.17%      9.95%          4%         5%

*Estimate

     Management is not aware of any regulatory recommendations or other trends, events or uncertainties that would have or would reasonably be likely to have a material effect on liquidity, capital resources or operations of the company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements which are not historical facts contained in this document are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, economic conditions in the Southern Colorado and Northern New Mexico area, the monetary policy of the Federal Reserve Board, changes in interest rates, inflation, instability in the financial markets either as a response to terrorist activities or otherwise, competition in the banking business, changes in state and federal regulatory regimes applicable to our operations, loan demand, the ability of customers to repay loans, consumer saving habits, employment costs, technology costs, and other risk factors detailed in our Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

     "Forward-looking statements" in this document can be identified by the use of forward-looking terminology such as "may," "will," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes and the effect of the economy on the level of non-accruing loans. The statements in "risk-factors" and other statements and disclaimers in this Quarterly Report on Form 10-QSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

     None.

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


                                    THE REPUBLIC CORPORATION


Date:  May 14, 2004                 /S/ J. ED EISEMANN, IV
                                    ------------------------------------------
                                    Chief Executive Officer and Chief
                                    Financial Officer




                                  EXHIBIT INDEX

31.1  Certification of Chief Executive and Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).