Form 10QSB
period 2004-06-30
REPUBLIC CORP /TX/
filed 2004-08-13
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004.	Commission file Number 0-8597

THE REPUBLIC CORPORATION

Texas	74-0911766

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5340 Weslayan – P.O. Box 270462, Houston, TX	77277

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-993-9200

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 12, 2004.

Common Stock, $1.00 par value	Shares 333,725

(excluding 23,119 shares held as treasury shares)

Transitional Small Business Disclosure Format.

Yes [ ] No [X]

THE REPUBLIC CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

THE REPUBLIC CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,176,361	$6,447,762
Federal funds sold	47,500,000	38,225,000

Cash and cash equivalents	52,676,361	44,672,762
Held-to-maturity securities	28,487,516	26,659,336
Loans, net of allowance for loan losses of $1,712,000 and $1,700,000 at June 30, 2004 and December 31, 2003	101,000,468	104,167,354
Premises and equipment, net	2,926,789	2,870,061
Deferred Income Taxes	459,847	459,847
Federal Reserve Bank and Federal Home Loan Bank, Topeka stock	693,000	662,800
Foreclosed assets held for sale, net	579,654	644,353
Interest receivable – loans	494,381	570,330
Goodwill	436,079	436,079
Other	207,614	248,595

Total assets	$187,961,709	$181,391,517

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$22,474,735	$22,940,048
Savings, NOW and money market	61,414,000	57,300,756
Time	84,335,005	81,862,592

Total deposits	168,223,740	162,103,396
Interest payable and other liabilities	703,380	724,177

Total liabilities	168,927,120	162,827,573

Minority Interest in Consolidated Subsidiary	554,044	538,373
Stockholders’ Equity
Common stock, $1.00 par value; authorized 750,000 shares; 333,725 shares issued and outstanding June 30, 2004 and December 31, 2003	356,844	356,844
Additional paid-in capital	234,931	234,931
Retained earnings	17,980,073	17,525,099
Treasury stock, at cost Common Stock; 23,119 shares at June 30, 2004 and December 31, 2003	(91,303)	(91,303)

Total stockholders’ equity	18,480,545	18,025,571

Total liabilities and stockholders’ equity	$187,961,709	$181,391,517

See Notes to Consolidated Financial Statements

THE REPUBLIC CORPORATION AND SUBSIDIARY

Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended.
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and Dividend Income
Loans	$1,924,654	$2,161,777	$3,888,261	$4,295,337
Securities
Taxable	154,999	192,528	301,776	383,595
Tax-exempt	29,211	29,209	58,424	58,420
Federal funds sold	111,057	118,177	206,855	232,461
Other dividends and interest	5,767	0	11,361	0

Total interest and dividend income	2,225,688	2,501,691	4,466,677	4,969,813

Interest Expense
Deposits	559,114	645,783	1,107,372	1,343,281

Net Interest Income	1,666,574	1,855,908	3,359,305	3,626,532

Provision for Loan Losses	33,666	54,485	110,102	143,312

Net Interest Income After Provision for Loan Losses	1,632,908	1,801,423	3,249,203	3,483,220

Noninterest Income
Customer service fees	54,931	59,896	111,741	127,673
Other service charges and fees	139,103	157,995	279,614	304,604
Other	27,715	39,676	68,360	71,188

Total noninterest income	$221,749	$257,567	$459,715	$503,465

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Noninterest Expense
Salaries and employee benefits	$696,825	$670,781	$1,396,458	$1,342,293
Net occupancy expense	122,503	128,435	180,410	186,863
Equipment expense	32,202	23,539	59,910	54,428
Data processing fees	150,511	163,562	306,642	320,991
Professional fees	40,571	32,699	124,030	102,555
Marketing expense	53,667	48,863	93,401	91,864
Printing and office supplies	45,433	41,115	78,103	75,813
Depreciation	81,390	78,095	149,106	155,358
Deposit insurance premium	5,907	6,272	11,974	12,744
Other	296,505	261,438	571,239	493,708

Total noninterest expense	1,525,514	1,454,799	2,971,273	2,836,617

Income Before Income Tax	329,143	604,191	737,645	1,150,068
Provision for Income Taxes	123,000	217,000	267,000	409,000

Income Before Minority Interest	206,143	387,191	470,645	741,068
Minority Interest in Net Income of Subsidiary	(6,966)	(12,494)	(15,671)	(23,434)

Net Income	$199,177	$374,697	$454,974	$717,634

Basic Earnings Per Share	$.59	$1.12	$1.36	$2.15

See Notes to Consolidated Financial Statements

THE REPUBLIC CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2004	2003
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$454,974	$717,634
Items not requiring (providing) cash
Depreciation	149,106	155,358
Provision for loan losses	110,102	143,312
Loss on reappraised property	19,801	-0-
Stock dividends	(11,200)	-0-
Net amortization of premiums and discounts on investments	138,920	90,049
Net (gains)/losses on sale of repossessed assets	5,204	(10,518)
Changes in
Interest receivable – loans	75,949	(131,069)
Other assets	40,981	224,784
Interest payable and other liabilities	(5,126)	(127,975)

Net cash provided by operating activities	978,711	1,061,575

Investing Activities
Net change in loans	2,964,020	217,873
Proceeds from maturities held to maturity	5,000,000	-0-
Purchase of securities held to maturity	(6,967,100)	-0-
Purchase of premises and equipment	(205,834)	(30,361)
Purchase of other investments	(19,000)	-0-
Proceeds from the sale of repossessed assets	132,458	245,666

Net cash provided by investing activities	904,544	433,178

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	3,647,931	(807,406)
Net increase (decrease) in certificates of deposit	2,472,413	(3,538,570)

Net cash provided by (used in) financing activities	6,120,344	(4,345,976)

Increase (Decrease) in Cash and Cash Equivalents	8,003,599	(2,851,223)
Cash and Cash Equivalents, Beginning of Year	44,672,762	46,531,622

Cash and Cash Equivalents, End of Quarter	$52,676,361	$43,680,399

Supplemental Cash Flows Information
Interest paid	$1,156,931	$1,504,998
Income taxes paid	181,893	342,271
Sale and financing of foreclosed assets	26,000	24,300
Real estate and repossessions acquired in settlement of loans	118,764	150,829

See Notes to Consolidated Financial Statements

THE REPUBLIC CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2004

– Basis of Preparation and Presentation

     The consolidated financial statements included herein have been prepared by The Republic Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Republic Corporation believes that the disclosures are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003. The results of operations for the interim period may not necessarily be indicative of results to be expected for the full year.

– Earnings Per Common Share

     Earnings per common share is computed by dividing net income available for common stockholders by the average number of shares of common stock outstanding during the period (333,725 shares).

– Reclassification

     Certain reclassifications have been made to the June 30, 2003 consolidated statement of income to conform to the June 30, 2004 statement presentation. These reclassifications had no effect on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the six months ended June 30, 2004. The discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and the management’s discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003.

GENERAL

Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies, which in turn affects the Company’s net interest income and financial stability. Net interest income is the difference between the Company’s interest income on interest-earning assets such as loans and investments, and its interest expense on interest-bearing liabilities such as deposits and borrowings. The Company’s results of operations and financial condition are largely dependent on movements in market interest rates and its ability to manage its assets and liabilities in response to such movements. Results of operations for the Company, as with other financial institutions, may be materially and adversely affected by changes in prevailing economic conditions, including changes, and the rate of change, in interest rates and the monetary and fiscal policies of the federal government in particular. Management is responsible for structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can cause a negative earnings impact on the best conceived asset/liability management structure and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management’s ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The potential for increased loan charge-offs and loan loss provisions in such environments must be taken into account in addition to the possibility of lower net interest income. In the present economic environment, the most significant potential changes impacting the Company would be a reversal of federal monetary policy that would bring an end to the low interest rates that now prevail as well as any significant decrease in employment levels in Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. Either of these events, which may occur in isolation or in concert with one another, could cause unforeseeable behavioral changes amongst our loan and interest bearing deposit account holders that might result in a temporary reduction in net interest income or an increase in our credit losses. There can be no assurance, going forward, that these results will not occur. Lastly, the effective management of technology is a growing factor in defining our results as a financial institution. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk. Specifically, these risks include the potential loss, delay or unauthorized access to or alteration of customer transaction data housed or conveyed via electronic means and the possible negative, public reaction to such events in our markets.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

OVERVIEW: The Company reported net income of $454,974 for the six months ended June 30, 2004, a decrease of 36.6% from net income of $717,634 for the first six months of 2003. Earnings were negatively impacted in the first six months of 2004 by a $267,227 decline in net interest income, a $43,750 decline in service charge and other noninterest income and a $134,656 increase in noninterest expense. These negative factors were partially offset by a $33,210 decline in provision for loan loss and a $142,000 decline in income tax provision for the six months ended June 30, 2004. Net earnings per share was $1.36 for the six months ended June 30, 2004 compared to $2.15 per share for the comparable 2003 period. The annualized return on quarterly average assets and quarterly average equity was .49% and 4.98%, respectively, for the six months ended June 30, 2004 compared to .80% and 8.38%, respectively, for the first six months of 2003.

At June 30, 2004, the Company’s cash and Federal Funds sold had increased approximately $8.0 million, its securities portfolio had increased approximately $1.8 million, its net loan portfolio had decreased approximately $3.2 million and its deposits had increased approximately $6.1 million, all as compared to December 31, 2003.

INTEREST INCOME: Interest and dividend income decreased $503,136, or 10.1%, to $4,466,677 for the period ended June 30, 2004 from $4,969,813 for the comparable 2003 period. This consisted primarily of a decline in loan interest income, which was $407,076 lower in the current period. This decline was largely a result of the steep decline in total loans outstanding from the prior year period of approximately $6.1 million, and, secondarily, the continuing reduction of aggregate quarterly average loan portfolio yield, which fell from 7.87% to 7.47% over the same period. Increased local competition for a dwindling supply of high quality commercial loans, coupled with a brisk level of interest rate driven residential refinancing into the secondary market served as principal factors in the loan volume decline. The decline in aggregate loan yield was an end result of declining market interest rates over the past year and the inevitable effect of scheduled and unscheduled repricings and new loan placements occurring in the lower interest rate environment. This same interest rate environment also had a similar impact on quarterly average aggregate securities yield, which fell from 3.94% a year ago to 2.64% at June 30, 2004, resulting in a decline in interest on securities of $81,815. This decline occurred as a result of maturation and new investments occurring in the current environment of low interest rates and took place in spite of a $6.1 million growth in period end, taxable securities holdings from a year ago. A 25 basis point lower Federal Funds target rate in the current period compared with the year-ago period caused the $25,606 reduction in interest earned on Federal Funds sold. This was in spite of growth in Federal Funds sold of $9 million over the same period. Dividends of $11,361 were received in the current period on Federal Home Loan Bank of Topeka stock, which was acquired after the end of the prior year period. The stock holdings totaled $669,000 at June 30, 2004.

INTEREST EXPENSE: Deposit interest expense decreased $235,909, or 17.6%, to $1,107,372 for the six months ended June 30, 2004 from $1,343,281 for the six months ended June 30, 2003. Average rates paid on interest bearing deposits stood at 1.55% at the end of the six month period ended June 30, 2004.

NET INTEREST INCOME: Net interest income before provision for loan loss was $3,359,305 for the six months ended June 30, 2004, a decrease of $267,227, or 7.4%, compared to the first six months of 2003. The principal cause for this decline was the migration in the past 12 months of approximately $6.1 million in loan assets into much lower yielding cash assets at a time when the most immediate remedy, further, significant declines in deposit account offering rates, would run counter to current money market expectation and would likely be met with resistance from traditional savers within the deposit customer base.

NONINTEREST INCOME: Noninterest income fell $43,750, or 8.7%, for the six months ended June 30, 2004 to $459,715 from $503,465 for the six months ended June 30, 2003. This decline was primarily a result of fewer loan originations and lower transaction account activity levels in the current period and the resulting $40,922 decline in fee income compared to the 2003 period.

NONINTEREST EXPENSE: Noninterest expense increased $134,656, or 4.7%, for the first six months of 2004 to $2,971,273 compared to $2,836,617 in the first six months of 2003. This increase is primarily due to a $54,165 increase in salaries and employee benefits, $30,725 in write downs on foreclosed real estate, a $20,784 increase in expenses incurred in maintaining foreclosed real estate, increased costs for lease of copy machines of $24,976 and increased losses on fraudulent checks of $26,542, all compared to the corresponding 2003 period.

INCOME TAX EXPENSE: Income tax expense declined $142,000, or 34.7%, for the first six months of 2004 to $267,000 compared to $409,000 in the first six months of 2003. This was entirely the result of lower pre tax income in the current period.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OVERVIEW: The Company reported net income of $199,177 for the three months ended June 30, 2004, a decrease of 46.8% from net income of $347,697 for the comparable 2003 period. Net income was $.59 per share for the three month period ended June 30, 2004, compared to $1.12 per share for the 2003 period. Return on quarterly average assets and quarterly average equity were .43% and 4.33%, respectively, for the three month period ended June 30, 2004, compared to .84% and 8.66%, respectively, for the 2003 period.

INTEREST INCOME: Interest Income decreased $276,003, or 11.0%, to $2,225,688 for the three month period ended June 30, 2004 from $2,501,691 for the comparable 2003 period. The dominant cause for this decline was the $6.1 million reduction in loan totals from June 30, 2003 to June 30, 2004 and the continued reduction in aggregate quarterly average loan portfolio yield in this period from 7.93% to 7.46%. The continued effect of increased competition for a limited supply of commercial loans and the refinancing of residential loans to secondary market lenders offering lower rates have brought about the decline in loan volume. The reduction in aggregate quarterly average loan yield is a direct result of repricings and originations occurring in the current, low interest rate environment. The $37,529 reduction in taxable securities interest in the three month period ended June 30, 2004, compared with the year-ago period, is also a direct result of maturation and reinvestment occurring in a progressively lower interest rate environment than was the case a year ago. June 30, 2004, aggregate quarterly average securities yield fell from 3.96% to 2.68% as a result. The effect of this decline in yield was only partially mitigated by the $6 million growth in taxable securities holdings during the same time frame. Interest earned on Federal Funds sold fell $7,120 in the three months ended June 30, 2004, compared to the prior year period, as a result of a 25 basis point lower target Federal Funds rate maintained by the Federal Reserve in the 2004 period. Growth of $9.3 million in period-end Federal Funds holdings failed to mitigate the impact of this rate decline. Dividends of $5,767 were earned on the $669,000 June 30, 2004 holdings of Federal Home Loan Bank of Topeka stock. All of the stock was acquired after the three month period ended June 30, 2003.

INTEREST EXPENSE: Deposit interest expense decreased $86,669 or 13.4% to $559,114 for the three months ended June 30, 2004 from $645,783 for the three months ended June 30, 2003. The average rates paid on interest bearing deposits was 1.55% on June 30, 2004.

NET INTEREST INCOME: Net interest income before provision for loan loss was $1,666,574 for the three months ended June 30, 2004, a decrease of $189,334, or 10.2%, compared to the first three months of 2003. The reinvestment of loan payoffs of $6.1 million received over the past 12 months into low yielding cash assets, coupled with depositor resistance to significant further reductions in deposit rates, has caused the reduction in net interest income.

NONINTEREST INCOME: Noninterest income fell $35,818, or 13.9%, for the three months ended June 30, 2004 to $221,749 from $257,567 for the three months ended June 30, 2003. The primary cause of the decline is the $23,857 reduction in fee income, tied to slower loan origination and transaction account activity levels in the current period in comparison to the 2003 period.

NONINTEREST EXPENSE: Noninterest expense increased $70,715, or 4.9%, for the three months ended June 30, 2004 to $1,525,514 compared to $1,454,799 in the comparable 2003 period. Increased salary and employee benefit costs of $26,044, operating losses incurred as a result of fraudulent check activity of $24,821 and writedowns on foreclosed real estate of $29,874 were the primary causes of the increase.

INCOME TAX EXPENSE: Income tax expense fell $94,000, or 43.3%, for the three months ended June 30, 2004 to $123,000 from $217,000 in the corresponding 2003 period, a direct result of lower earnings.

PROVISION FOR LOAN LOSS

The Company charged $110,102 to Provision for Loan Loss in the first six months of 2004 compared with $143,312 in the corresponding 2003 period. The ratio of loan loss reserve to total loans was 1.67% at June 30, 2004, and 1.61% at June 30, 2003. The Company establishes a minimum reserve for loan loss level through the use of an internal risk rating system, which is superimposed over the historical loss experience in this market for loans of different types. This risk rating system grades each individual loan in the portfolio in terms of the borrower’s ability to pay, the borrower’s track record of paying here and elsewhere and the quality of the collateral if the loan is secured. The average, quarterly net charge-off thus far in 2004 is $49,000 compared to $69,000 for all of 2003.

ASSET QUALITY

Nonaccural loans consist of all loans past due sixty days or more as well as other identified loans where borrower repayment is made less than likely by financial impairment or other adverse circumstance. When payments are received on nonaccruing loans, the interest portion is typically taken into income on a cash basis. If a borrower’s prospects improve and payments are made promptly for at least two quarters, the loan(s) in question will typically be returned to accruing status. Total nonaccrual loans at June 30, 2004 were $868,000, compared to $839,000 at June 30, 2003 and $881,000 at December 31, 2003. While this level is consistent with prior periods, there can be no assurance that we will not in following periods increase the number and amount of loans categorized as nonaccrual. At period-end, there were no restructured loans in the portfolio.

Foreclosed real estate totaled $579,654 at June 30, 2004 compared to $266,658 at June 30, 2003 and $624,353 at December 31, 2003. The Company is continuing to experience an elevated level of foreclosure activity in its markets and the sale of these foreclosed properties is not presently sufficient to materially lower the current inventory. The marketing and sale of these properties is a management priority at present.

TABLE 1 - PROBLEM ASSETS

	June 30,		December 31,
(dollars in thousands)	2004	2003	2003	2002	2001
Nonaccrual Loans	$868	$839	$881	$2,304	$1,008
Past-due Loans (90 days or more and still accruing)	-0-	-0-	-0-	-0-	-0-
Restructured Loans (still accruing)	-0-	160	-0-	256	81

Total problem Loans	$868	$999	$881	$2,560	$1,089
Foreclosed Assets
Real Estate	579	267	624	351	255
In-Substance foreclosures	-0-	-0-	-0-	-0-	-0-
Other	-0-	27	20	-0-	-0-

Total Problem Assets	$1,447	$1,293	$1,525	$2,911	$1,525

Total problem loans as a percentage of total loans	.8%	.9%	.8%	2.4%	1.0%
Total problem assets as a percentage of total loans and foreclosed assets	1.4%	1.2%	1.4%	2.7%	1.2%

Increased and more aggressive competition for commercial loans occurring in concert with continued, low interest rate driven residential refinancing has caused loan totals to continue the decline first seen in 2002. In the preceding 12 months, commercial and industrial loans have declined $3,451,000, or 39.4%. Total real estate loans have decreased $260,000, or .3%, in the same period. Additionally, installment loans to individuals have declined $2,567,000, or 25.2%, in the preceding 12 month period, possibly the result of more stringent underwriting in this area or saturation of our markets with consumer debt of all types. In view of the Bank’s posture of continuing to be a conservative lender within its existing geographic markets only, and to the extent that market interest rates remain near the historic low point, this pattern of loan attrition will likely continue.

The $958,000 growth in construction loan totals in the preceding 12 months primarily represents an accumulation of substantially completed residential projects awaiting completion appraisals. Once these projects are complete, they will be re-categorized as permanent real estate mortgage loans.

TABLE 2 - LOAN CONCENTRATIONS

	June 30,		December 31,
(dollars in thousands)	2004	2003	2003	2002	2001
Commercial and Industrial	$5,312	$8,763	$6,716	$9,676	$7,424
Agricultural	1,438	1,296	1,237	1,244	1,754
Real Estate-Construction	6,784	5,826	4,130	3,672	3,262
Real Estate-Mortgage	81,560	82,778	85,758	83,928	89,617
Installment loans to Individuals	7,618	10,185	8,026	10,840	11,233

Totals	$102,712	$108,848	$105,867	$109,360	$113,290

The total amount of Federal Funds sold held by the Company increased to $47,500,000, or 25.3% of total assets on June 30, 2004 from $38,225,000, or 21.1% of total assets, on December 31, 2003. This increase is a byproduct of the previously mentioned loan decline and deposit increases and brings these totals to a level well above the Bank’s December 31, 2003 peer average of 2.86%. Management has the present intention of increasing interest income by placing a portion of these excess funds further out on the yield curve as rates respond to the ongoing tightening of monetary policy by the Federal Reserve. These funds are parceled out to approved banks in amounts not exceeding $3,500,000 per bank.

At June 30, 2004, securities held to maturity totaled $28,487,516, or 15.2% of total assets, compared to $26,659,336, or 14.7% of total assets, at December 31, 2003. These holdings presently consist of $26,192,952 in Federal Home Loan Bank bonds maturing in 23 months, or less, and $2,294,564 in municipal bonds with AAA Moody’s ratings.

SOURCES AND USES OF FUNDS

In the first six months of 2004, deposit increases of $6,120,344 and loan paydowns of $2,964,020 flowed into cash and cash equivalents and securities held to maturity. The latter two asset categories grew $8,003,599 and $1,828,180, respectively, during the same period. While the loan paydowns represent the continuation of a trend that has existed since 2001, the deposit growth has only been seen in 2004 and contrasts with the decline seen throughout 2003. Possible explanations for the deposit growth would include customer response to relatively high deposit offering rates and the more extensive retail delivery options the Bank offers in comparison to local competitors.

LIQUIDITY

Liquidity, our ability to respond to deposit withdrawal or loan requests, is higher at June 30, 2004, compared with year-end, 2003. Cash and due from banks, Federal Funds sold and held-to-maturity securities totaled approximately 48.0% of total liabilities on June 30 2004, compared with approximately 43.8% on December 31, 2003. This increase is an end result of the deposit growth and declining loan totals seen in the same six month period. Additional sources of funding that, as yet, remain untapped include an unsecured Federal Funds purchase line of $9,130,000, established at Banker’s Bank of the West in Denver, Colorado. Also, the Bank is now a member of the Federal Home Loan Bank of Topeka and currently has the ability to obtain advances in excess of $59,000,000. This membership allows the Bank to borrow from the FHLB as an alternative source of funding for loan growth when deposits are not sufficient alone to support such growth or to match fund targeted asset maturities.

INTEREST RATE SENSITIVITY MANAGEMENT

In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. Under the auspices of our asset and liability committee, we analyze and compare these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate changes. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the embedded “basis risk”, as well as overt adjustment to the timing of repricing events, so as to address “term risk” as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. In our modeling, we attempt to anticipate the effect on net interest income with a 100 and 400 basis point shift up or down in interest rates. The instruments that we typically adjust in the modeling process are loans, securities held-to-maturity, Federal Funds sold and deposit liabilities. This model is periodically altered to reflect both management’s ability and intention to make these adjustments and therefore represents an effort to combine mathematical prediction with behavioral probability. Although we believe that we have sufficient tools in place to mitigate the adverse earnings impact caused by interest rate change, the effect of these changes in any given period may be to negatively impact reported income and interest earned on securities held by the Company. We do not currently invest in derivative financial instruments such as futures, swaps, options, and other financial instruments with similar characteristics and there is currently negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities.

TABLE 3 – REPRICING SCHEDULE
June 30, 2004

	3 MO	3-12	1-3	OVER 3
(dollars in thousands)	OR LESS	MONTHS	YEARS	YEARS
RATE SENSITIVE ASSETS
(Assets that can be repriced within X days)
Loans*	$11,675	$18,035	$14,930	$57,896
Federal Funds Sold	47,500	0	0	0
Taxable Securities** (at par)	0	12,000	14,000	0
Municipal Bonds (at par)	0	0	0	2,295

TOTAL	$59,175	$30,035	$28,930	$60,191

RATE SENSITIVE LIABILITIES
(Liabilities that can be repriced within X days)
Time Certificates of Deposit	$32,721	$42,124	$9,490	0
NOW Accounts	2,130	0	0	0
Super NOW Accounts	35,281	0	0	0
Savings Accounts	10,102	0	0	0
MMDA Accounts	13,901	0	0	0

TOTAL	$94,135	$42,124	$9,490	0

Interest Rate Sensitivity Gap	($34,960)	($12,089)	$19,440	$60,191
Cumulative Interest Rate Sensitivity Gap	($34,960)	($47,049)	($27,609)	$32,582

*	Does not include overdrawn demand deposits of $53 thousand or $123 thousand in overdraft loans.

**	Does not include $24 thousand in Federal Reserve Bank Stock or $663 thousand in FHLB Topeka Stock.

TABLE 4 - INVESTMENT SECURITIES

	CARRYING	UNREALIZED	UNREALIZED	MARKET
(dollars in thousands)	VALUE	GAINS	LOSSES	VALUE
June 30, 2004
Held-to-Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$28,487,516	$70,300	—	$28,557,816
December 31, 2003
Held-to-Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$26,659,336	$418,142	—	$27,077,478
December 31, 2002
Held-to-Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$22,470,121	$722,733	—	$23,192,854

*	Securities which we have the current ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purposes and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value has occurred. Cost of securities sold is determined on the specific identification method.

CAPITALIZATION

The Company’s total stockholder’s equity increased $454,974 to $18,480,545 at June 30, 2004 from $18,025,571 at December 31, 2003 as a result of retained earnings from the six months of 2004. These retained earnings, coupled with the growth in lower risk assets such as Federal Funds sold and the decline in higher risk assets such as commercial and industrial loans and installment loans to individuals, has caused an increase in both risk based capital ratios. The 2.84% growth in average assets in the first six months of 2004 was not matched by positive growth of 2.59% in Tier 1 leverage capital, thereby causing a slight decrease in the Tier 1 leverage capital ratio. The Federal Reserve Board guidelines require a minimum of 4% Tier 1 core capital to risk-weighted assets ratio, an 8% total qualifying capital to risk-weighted assets ratio and a 4% Tier 1 leverage capital to average assets ratio. All of the reported ratios for June 30, 2004 and December 31, 2003 far exceed these regulatory minimum levels and fall well within the regulatory, “well capitalized” category.

TABLE 5 – CAPITAL

	*June 30,	December 31,	Regulatory	Well
	2004	2003	Minimum	Capitalized
Tier 1 risk-based capital	20.07%	19.54%	4%	6%
Tier 1 + Tier 2 risk based capital	21.32%	20.79%	8%	10%
Tier 1 leverage	9.93%	9.95%	4%	5%

*	Estimate

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

     “Forward-looking statements” in this document can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes and the effect of the economy on the level of non-accruing loans. The statements in “risk-factors” and other statements and disclaimers in this Quarterly Report on Form 10-QSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures

Our Chief Executive and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Form 10-QSB Quarterly Report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within our company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S. C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report was filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE REPUBLIC CORPORATION

Date: August 13, 2004	/s/ J. Ed Eisemann, IV

Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).