Form 10QSB
period 2004-09-30
REPUBLIC CORP /TX/
filed 2004-10-19
CIK 202995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004.	Commission file Number 0-8597

THE REPUBLIC CORPORATION

Texas	74-0911766

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5340 Weslayan – P.O. Box 270462, Houston, TX	77277

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-993-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of, October 15, 2004.

Common Stock, $1.00 par value	Shares 333,725

(excluding 23,119 shares held as treasury shares)

Transitional Small Business Disclosure Format.

Yes No X

THE REPUBLIC CORPORATION

PART I FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

THE REPUBLIC CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,804,544	$6,447,762
Federal funds sold	56,275,000	38,225,000

Cash and cash equivalents	61,079,544	44,672,762
Held-to-maturity securities	28,435,539	26,659,336
Loans, net of allowance for loan losses of $1,669,402 and $1,700,000 at September 30, 2004 and December 31, 2003	99,222,084	104,167,354
Premises and equipment, net	2,890,870	2,870,061
Deferred Income Taxes	459,847	459,847
Federal Reserve Bank and Federal Home Loan Bank, Topeka stock	699,300	662,800
Foreclosed assets held for sale, net	577,747	644,353
Interest receivable – loans	504,922	570,330
Goodwill	436,079	436,079
Other	456,693	248,595

Total assets	$194,762,625	$181,391,517

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$24,083,497	$22,940,048
Savings, NOW and money market	63,749,815	57,300,756
Time	86,924,066	81,862,592

Total deposits	174,757,378	162,103,396
Interest payable and other liabilities	725,375	724,177

Total liabilities	175,482,753	162,827,573

Minority Interest in Consolidated Subsidiary	562,201	538,373
Stockholders’ Equity
Common stock, $1.00 par value; authorized 750,000 shares; 333,725 shares issued and outstanding September 30, 2004 and December 31, 2003	356,844	356,844
Additional paid-in capital	234,931	234,931
Retained earnings	18,217,199	17,525,099
Treasury stock, at cost
Common Stock; 23,119 shares at September 30, 2004 and December 31, 2003	(91,303)	(91,303)

Total stockholders’ equity	18,717,671	18,025,571

Total liabilities and stockholders’ equity	194,762,625	$181,391,517

See Notes to Consolidated Financial Statements

Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2004 and 2003

THE REPUBLIC CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended.
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and Dividend Income
Loans, including fees	$1,893,917	$2,107,394	$5,782,178	$6,402,731
Securities
Taxable	156,345	182,118	458,121	565,713
Tax-exempt	29,208	29,211	87,632	87,632
Federal funds sold	186,892	94,446	393,747	326,907
Other dividends and interest	6,324	0	17,685	0

Total interest and dividend income	2,272,686	2,413,169	6,739,363	7,382,983

Interest Expense
Deposits	585,090	582,183	1,692,462	1,925,464

Net Interest Income	1,687,596	1,830,986	5,046,901	5,457,519

Provision for Loan Losses	(21,453)	(68,777)	(131,555)	(212,089)

Net Interest Income After Provision for Loan Losses	1,666,143	1,762,209	4,915,346	5,245,430

Noninterest Income
Deposit account service charges	53,766	58,233	165,507	185,906
Other service charges and fees	146,443	163,163	426,057	467,767
Other	35,992	24,476	104,352	95,664

Total noninterest income	$236,201	$245,872	$695,916	$749,337

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Noninterest Expense
Salaries and employee benefits	$707,835	$680,559	$2,104,293	$2,022,852
Net occupancy expense	130,584	142,072	350,446	363,452
Equipment expense	42,529	22,652	102,439	77,080
Data processing fees	152,894	155,553	459,536	476,544
Professional fees	56,311	67,390	180,341	169,945
Marketing expense	53,675	64,456	147,076	156,320
Printing and office supplies	30,795	46,552	108,898	120,175
Depreciation	82,345	90,582	231,451	245,940
Deposit insurance premium	5,975	5,896	17,949	18,640
Other	282,118	249,815	813,905	711,197

Total noninterest expense	1,545,061	1,525,527	4,516,334	4,362,145

Income Before Income Tax	357,283	482,554	1,094,928	1,632,622
Provision for Income Taxes	112,000	178,000	379,000	587,000

Income Before Minority Interest	245,283	304,554	715,928	1,045,622
Minority Interest in Net Income of Subsidiary	(8,157)	(10,298)	(23,828)	(33,732)

Net Income	$237,126	$294,256	$692,100	$1,011,890

Basic Earnings Per Share	$.71	$.88	$2.07	$3.03

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows For the Nine Months Ended September 30,

THE REPUBLIC CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2004	2003
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$692,100	$1,011,890
Items not requiring (providing) cash
Depreciation	231,451	245,940
Provision for loan losses	131,555	212,089
Loss on reappraised property	29,075	-0-
Stock dividends	(17,500)	-0-
Net amortization of premiums and discounts on investments	190,897	(11,419)
Net (gains)/losses on sale of repossessed assets	18,276	(12,405)
Changes in
Interest receivable – loans	65,408	(314,244)
Other assets	(208,098)	237,520
Interest payable and other liabilities	25,026	(197,678)

Net cash provided by operating activities	1,158,190	1,171,693

Investing Activities
Net change in loans	4,507,531	1,806,203
Proceeds from maturities held-to-maturity	5,000,000	5,000,000
Purchase of securities held to maturity	(6,967,100)	(7,000,000)
Purchase of premises and equipment	(252,260)	(143,106)
Purchase of Federal Home Loan Bank, Topeka Stock	(19,000)	(633,300)
Proceeds from the sale of repossessed assets	325,439	245,666

Net cash provided by investing activities	2,594,610	(724,537)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	7,592,508	1,510,932
Net increase (decrease) in certificates of deposit	5,061,474	(2,985,418)

Net cash provided by (used in) financing activities	12,653,982	(1,474,486)

Increase (Decrease) in Cash and Cash Equivalents	16,406,782	(1,027,330)
Cash and Cash Equivalents, Beginning of Year	44,672,762	46,531,622

Cash and Cash Equivalents, End of Quarter	61,079,544	$45,504,292

Supplemental Cash Flows Information
Interest paid	1,673,143	$2,144,074
Income taxes paid	293,893	573,271
Sale and financing of foreclosed assets	26,000	24,300
Real estate and repossessions acquired in settlement of loans	332,184	427,893

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

THE REPUBLIC CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

September 30, 2004

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

– Reclassification

     Certain reclassifications have been made to the September 30, 2003 consolidated statement of income to conform to the September 30, 2004 statement presentation. These reclassifications had no effect on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the nine months ended September 30, 2004. The discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and the management’s discussion and analysis of financial condition and results of operations included in our Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW: The Company reported net income of $692,100 for the nine months ended September 30, 2004, a decrease of 31.6% from net income of $1,011,890 for the same nine month period in 2003. Earnings in the nine month period of 2004 were negatively impacted by a $410,618 decline in net interest income, a $53,421 decline in service charge and other noninterest income and a $154,189 increase in noninterest expense. These negative factors were partially offset by a $80,534 decline in provision for loan loss and a $208,000 decline in income tax provision for the nine months ended September 30, 2004. Net earnings per share was $2.07 for the nine months ended September 30, 2004, compared to a $3.03 per share for the comparable 2003 period. The annualized return on quarterly average assets and quarterly average equity was .49% and 5.02%, respectively, for the nine months ended September 30, 2004 compared to .75% and 7.80%, respectively, for the comparable 2003 period.

At September 30, 2004, the Company’s cash and Federal Funds sold had increased approximately $16.4 million, its securities portfolio had increased approximately $1.8 million, its net loan portfolio had decreased approximately $4.9 million and its deposits had increased approximately $12.7 million, all as compared to December 31, 2003.

INTEREST INCOME: Interest and dividend income decreased $643,620, or 8.7%, to $6,739,363 for the period ended September 30, 2004 from $7,382,983 for the comparable 2003 period. This consisted primarily of a decline in loan interest and fee income, which was $620,553 lower in the current period. This decline was largely a result of the steep decline in total loans outstanding from the prior year period of approximately $6 million, and, secondarily, the continuing reduction of aggregate quarterly average loan portfolio yield, which fell from 7.86% to 7.46% over the same period. Increased local competition for a dwindling supply of high quality commercial loans, coupled with a brisk level of interest rate driven residential refinancing into the secondary market, served as principal factors in the loan volume decline. This decline also caused a $24,076, or 17.1% decline in loan fee income. The decline in aggregate loan yield was an end result of declining market interest rates and declining Bank offering rates over the past year and the inevitable effect of scheduled and unscheduled repricings and new loan placements occurring in the lower interest rate environment. Quarterly average aggregate securities yield declined to 2.66% at September 30, 2004 from 3.77% a year ago, an end result of portfolio replacements made during the extremely low market interest rate environment seen in late 2003 and early 2004. Serving to support revenue in this area was a $4 million growth in period end securities holdings from a year ago, as well as $17,685 received in dividends on Federal Home Loan Bank of Topeka stock, totaling $675,300 at period end, a source that had not yet yielded dividends a year ago. The impact of the initial round of Federal Reserve monetary tightening, consisting of three, 25 basis-point increases in the target Federal Funds rate by period end, coupled with growth in Federal Funds holdings of $17 million over the prior year period, resulted in an increase of $66,840 in interest earned on Federal Funds sold.

INTEREST EXPENSE: Deposit interest expense decreased $233,002, or 12.1%, to $1,692,462 for the nine months ended September 30, 2004 from $1,925,464 for the nine months ended September 30, 2003. This decline occurred in spite of growth of $12,074,196 in savings, NOW, money market and time deposit balances over the past 12 months. The average interest rate paid on quarterly average interest bearing deposits stood at 1.56% at the end of the nine month period ended September 30, 2004, compared to 1.84% for the same period last year.

NET INTEREST INCOME: Net interest income before provision for loan loss was $5,046,901 for the nine months ended September 30, 2004, a decrease of $410,618, or 7.5%, compared to the nine months ended September 30, 2003. The principal cause for this decline was the migration in the past 12 months of approximately $6 million in loan assets into significantly lower yielding cash assets at a time when further downward adjustments to deposit offering rates would run counter to current market direction and would likely be met with resistance from traditional savers within the deposit customer base.

NONINTEREST INCOME: Noninterest income fell $53,421, or 7.1%, for the nine months ended September 30, 2004 to $695,916 from $749,337 for the nine months ended September 30, 2003. Deposit account service charges were down $20,399, or 11%, and other service charge and fee income was down $41,710, or 8.9%, in the same time frame. Increases in other noninterest income categories of $8,688, or 9.1%, partially offset the decline in fee income.

NONINTEREST EXPENSE: Noninterest expense increased $154,189, or 3.5%, for the nine months ended September 30, 2004 to $4,516,334 compared to $4,362,145 for the nine months ended September 30, 2003. This increase is primarily a result of an increase of $42,848 in operating losses due to check fraud, a $60,416 growth in writedowns and losses incurred on the sale of foreclosed or repossessed collateral, and an increase of $81,441 in salaries and employee benefits, all as compared to the corresponding 2003 period.

INCOME TAX EXPENSE: Income tax expense declined $208,000, or 35.4%, for the nine months ended September 30, 2004 to $379,000 compared to $587,000 in the corresponding 2003 period. This was entirely the result of lower pre tax income in the current period.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW: The Company reported net income of $237,126 for the three months ended September 30, 2004, a decrease of $57,130, or 19.4%, from net income of $294,256 for the comparable 2003 period. Net income was $.71 per share for the three month period ended September 30, 2004 compared to $.88 per share for the 2003 period. Return on quarterly average assets and quarterly average equity were .50% and 5.10%, respectively, for the three month period ended September 30, 2004, compared to .65% and 6.67%, respectively, for the 2003 period.

INTEREST INCOME: Interest and dividend income decreased $140,483, or 5.8%, to $2,272,686 for the three month period ended September 30, 2004 from $2,413,169 for the comparable 2003 period. The dominant cause for this decline was the $6 million reduction in loan totals from September 30, 2003 to September 30, 2004 and the continued reduction in aggregate quarterly average loan portfolio yield in this period from 7.81% to 7.44%. The continued effect of increased competition for a limited supply of commercial loans and the refinancing of residential loans to secondary market lenders offering lower rates have brought about the decline in loan volume. The reduction in aggregate quarterly average loan yield is a direct result of repricings and originations occurring in the current, low interest rate environment. The $19,452 reduction in securities interest and dividend income in the three month period ended September 30, 2004, compared with the year-ago period, is also a direct result of maturation and reinvestment occurring in a lower, but slowly increasing, interest rate environment than was the case a year ago. September 30, 2004, aggregate quarterly average securities yield fell from 3.56% to 2.63% as a result. The effect of this decline in yield was only partially mitigated by the $4 million growth in securities holdings during the same time frame. The declines in loan and securities interest income in the three months ended September 30, 2004 were partially offset by a $92,446 increase in interest earned on Federal Funds sold, an end result of the $17 million increase in Federal Funds holdings from the prior year period and the effects of three, 25 basis-point increases in the target Federal Funds rate, put into effect on June 30, 2004, August 10, 2004 and September 21, 2004.

INTEREST EXPENSE: Deposit interest expense increased $2,907, in large part due to the $12,074,196 growth in interest bearing deposits over the past year. This growth negated the effect of a decline in the quarterly average rate paid on these deposit accounts from 1.68% in the period ended September 30, 2003 to 1.58% in the current quarter.

NET INTEREST INCOME: Net interest income before provision for loan loss was $1,687,596 for the three months ended September 30, 2004, a decrease of $143,390, or 7.8%, compared to the same time period in 2003. The reinvestment of loan payoffs of $6 million received over the past 12 months into low yielding cash assets, coupled with depositor resistance to significant further reductions in deposit rates, has caused the reduction in net interest income.

NONINTEREST INCOME: Noninterest income fell $9,671, or 3.9%, for the three months ended September 30, 2004 to $236,201 from $245,872 for the three months ended September 30, 2003. Deposit account service charges were down $4,467, or 7.7%, and other service charge and fee income categories were down $16,720, or 10.2%, in the same time frame. Increases in other noninterest income categories of $11,516, or 47.1%, partially offset the decline in fee income.

NONINTEREST EXPENSE: Noninterest expense increased $19,534, or 1.3%, for the three months ended September 30, 2004 to $1,545,061 compared to $1,525,527 in the comparable 2003 period. Increases of $17,206 in operating losses tied to check fraud, $12,344 in costs associated with repossessed autos and $26,941 in writedowns and losses taken on the sale of repossessed and foreclosed collateral were partially offset by smaller reductions in miscellaneous other expense account categories.

INCOME TAX EXPENSE: Income tax expense fell $66,000, or 37.1%, for the three months ended September 30, 2004 to $112,000 from $178,000 in the corresponding 2003 period, a direct result of lower earnings.

PROVISION FOR LOAN LOSS

The Company charged $213,795 to the provision for loan loss and added back recoveries of $51,642 during the nine month period ended September 30, 2004 compared with $393,764 and $181,615, respectively, in the corresponding 2003 period. The ratio of loan loss reserve to total loans was 1.65% at September 30, 2004, compared to 1.59% a year ago. The Company establishes a minimum reserve for loan loss level through the use of an internal risk rating system, which is superimposed over the historical loss experience in this market for loans of different type. This risk rating system grades each individual loan in the portfolio in terms of the borrower’s ability to pay, the borrower’s track record of paying here and elsewhere and the quality of collateral if the loan is secured. As a result of this process, the Company increased the provision by $131,555 and $212,089, respectively, in the periods ending September 30, 2004 and 2003. The average, quarterly net charge off thus far in 2004 is $54,000, compared to $69,000 for all of 2003.

ASSET QUALITY

Nonaccrual loans consist of all loans past due sixty days or more as well as other identified loans where borrower repayment is made less than likely by financial impairment or other adverse circumstance. When payments are received on nonaccruing loans, the interest portion is typically taken into income on a cash basis. If a borrower’s prospects improve and payments are made promptly for at least two quarters, the loan(s) in question will typically be returned to accruing status. Total nonaccrual loans at September 30, 2004 were $1,020,000, compared to $837,000 at September 30, 2003 and $881,000 at December 31, 2003. The increase in the current period is primarily the result of growth in past due and financially impaired commercial real estate loans. There can be no assurance that we will not in following periods increase further the number and amount of loans categorized as nonaccrual. At period-end, there were no restructured loans in the portfolio.

Foreclosed real estate totaled $498,000 at September 30, 2004, compared to $544,000 at September 30, 2004 and $624,000 at December 31, 2003. Repossessed mobile homes and commercial trucks totaled $79,000 in the current period, compared to none at this time last year. The Company is continuing to experience an elevated level of foreclosure and repossession activity in its markets and the over supply of similar property for sale locally causes a quick sale to be difficult to achieve. The marketing and sale of these properties is a management priority at present.

TABLE 1 — PROBLEM ASSETS

(dollars in thousands)	September 30,		December 31,
	2004	2003	2003	2002	2001
Nonaccrual Loans	$1,020	$837	$881	$2,304	$1,008
Past-due Loans (90 days or more and still accruing)	-0-	-0-	-0-	-0-	-0-
Restructured Loans (still accruing)	-0-	-0-	-0-	256	81

Total problem Loans	$1,020	$837	$881	$2,560	$1,089
Foreclosed Assets
Real Estate	498	544	624	351	255
In-Substance foreclosures	-0-	-0-	-0-	-0-	-0-
Other	79	-0-	20	-0-	-0-

Total Problem Assets	$1,597	$1,381	$1,525	$2,911	$1,525

Total problem loans as a percentage of total loans	1.0%	.8%	.8%	2.4%	1.0%
Total problem assets as a percentage of total loans and foreclosed assets	1.6%	1.3%	1.4%	2.7%	1.2%

Increased and more aggressive competition for commercial loans occurring in concert with continued, low interest rate driven residential refinancing has caused loan totals to continue the decline first seen in 2002. In the preceding 12 months, commercial and industrial loans have declined $1,691,000, or 24.1%. Total real estate loans have decreased $3,248,000, or 3.6%, in the same period. Additionally, installment loans to individuals have declined $1,075,000, or 12.9%, in the preceding 12 month period, possibly the result of more stringent underwriting in this area or saturation of our markets with consumer debt of all types. In view of the Company’s posture of continuing to be a conservative lender within its existing geographic markets only, and to the extent that market interest rates that influence loan products remain near the historic low point, this pattern of loan attrition will likely continue.

TABLE 2 — LOAN CONCENTRATIONS

(dollars in thousands)	September 30,		December 31,
	2004	2003	2003	2002	2001
Commercial and Industrial	$5,334	$7,025	$6,716	$9,676	$7,424
Agricultural	1,387	1,398	1,237	1,244	1,754
Real Estate-Construction	7,011	6,914	4,130	3,672	3,262
Real Estate-Mortgage	79,908	83,253	85,758	83,928	89,617
Installment loans to Individuals	7,251	8,326	8,026	10,840	11,233

Totals	$100,891	$106,916	$105,867	$109,360	$113,290

The total amount of Federal Funds sold held by the Company increased to $56,275,000, or 28.9% of total assets on September 30, 2004 from $38,225,000, or 21.1% of total assets, on December 31, 2003. This increase is a byproduct of the previously mentioned loan decline and deposit increases and brings these totals to a level well above the Bank’s December 31, 2003 peer average of 2.86%. Management has the present intention of increasing interest income by placing a portion of these excess funds further out on the yield curve when and if market rates move in concert with Federal Reserve Policy. In actuality, the two have been substantially decoupled during the past three months, with the yield curve collapsing while the target Federal Funds rate is being elevated.

At September 30, 2004, securities held to maturity totaled $28,435,539, or 14.6% of total assets, compared to $26,659,336, or 14.7% of total assets, at December 31, 2003. These holdings presently consist of $26,141,027 in Federal Home Loan Bank bonds maturing in 19 months or less, and $2,294,512 in municipal bonds with AAA Moody’s ratings.

SOURCES AND USES OF FUNDS

In the nine months ended September 30, 2004, deposit increases of $12,653,982 and loan paydowns of $4,507,531 flowed into cash and cash equivalents and securities held to maturity. The latter two asset categories grew $16,406,782 and $1,967,100, respectively, during the same period. While the loan paydowns represent the continuation of a trend that has existed since 2001, the deposit growth has only occurred in 2004 and contrasts with the decline seen throughout 2003. Possible explanations for the deposit growth would include customer response to relatively high deposit offering rates and the more extensive retail delivery options the Bank offers in comparison to local competitors.

LIQUIDITY

Liquidity, our ability to respond to deposit withdrawal or loan requests, is higher at September 30, 2004, compared to year-end, 2003. Cash and due from banks, Federal Funds sold and held-to-maturity securities totaled approximately 51% of total liabilities on September 30, 2004, compared with approximately 43.8% on December 31, 2003. This increase is an end result of the deposit growth and declining loan totals seen in the same nine month period. Additional sources of funding that, as yet, remain untapped include an unsecured Federal Funds purchase line of $9,130,000, established at Banker’s Bank of the West in Denver, Colorado. Also, the Bank is now a member of the Federal Home Loan Bank of Topeka and currently has the ability to obtain advances in excess of $57,000,000. This membership allows the Bank to borrow from the FHLB as an alternative source of funding for loan growth when deposits are not sufficient alone to support such growth or to match fund targeted asset maturities.

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

TABLE 3 – REPRICING SCHEDULE
September 30, 2004

	3 MO	3-12	1-3	OVER 3
(dollars in thousands)	OR LESS	MONTHS	YEARS	YEARS
RATE SENSITIVE ASSETS
(Assets that can be repriced within X days)
Loans*	$11,048	$17,134	$15,161	$57,390
Federal Funds Sold	56,275	-0-	-0-	-0-
Taxable Securities** (at par)	5,000	7,000	14,000	-0-
Municipal Bonds (at par)	-0-	-0-	-0-	2,295

TOTAL	$72,323	$24,134	$29,161	$59,685

RATE SENSITIVE LIABILITIES
(Liabilities that can be repriced within X days)
Time Certificates of Deposit	$32,239	$44,035	$10,650	$-0-
NOW Accounts	2,133	-0-	-0-	-0-
Super NOW Accounts	36,376	-0-	-0-	-0-
Savings Accounts	10,540	-0-	-0-	-0-
MMDA Accounts	14,701	-0-	-0-	-0-

TOTAL	$95,989	$44,035	$10,650	$-0-

Interest Rate Sensitivity Gap	($23,666)	($19,901)	$18,511	$59,685
Cumulative Interest Rate Sensitivity Gap	($23,666)	($43,567)	($25,056)	$34,629

*	Does not include overdrawn demand deposits of $33 thousand or $126 thousand in overdraft loans.

**	Does not include $24 thousand in Federal Reserve Bank Stock or $675 thousand in FHLB Topeka Stock.

TABLE 4 — INVESTMENT SECURITIES

	CARRYING	UNREALIZED	UNREALIZED	MARKET
(dollars in thousands)	VALUE	GAINS	LOSSES	VALUE
September 30, 2004
Held to Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$28,435,539	$232,080	—	$28,667,619
December 31, 2003
Held to Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$26,659,336	$418,142	—	$27,077,478
December 31, 2002
Held to Maturity *:
U.S. Treasury Securities	—	—	—	—
Other	$22,470,121	$722,733	—	$23,192,854

*	Securities which we have the current ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Because securities are purchased for investment purposes and quoted market values fluctuate during the investment period, gains and losses are recognized upon disposition or at such time as management determines that a permanent impairment of value has occurred. Cost of securities sold is determined on the specific identification method.

CAPITALIZATION

The Company’s total stockholder’s equity increased $692,100 to $18,717,671 at September 30, 2004 from $18,025,571 at December 31, 2003 as a result of retained earnings from the nine month period ended September 30, 2004. These retained earnings, coupled with the growth in lower risk assets such as Federal Funds sold and held-to-maturity securities and the decline in higher risk assets such as commercial and industrial loans and installment loans to individuals has caused an increase in both risk based capital ratios. The 5.89% growth in average assets year-to-date in 2004 was not matched by positive growth of 4.91% in Tier 1 leverage capital, thereby causing a slight decrease in the Tier 1 leverage capital ratio. All of the Company’s reported capital ratios for September 30, 2004 and December 31, 2003 far exceeded the Federal Reserve Board’s regulatory minimum and “well capitalized” thresholds.

TABLE 5 – CAPITAL

	*September 30,	December 31,	Regulatory	Well
	2004	2003	Minimum	Capitalized
Tier 1 risk-based capital	20.12%	19.54%	4%	6%
Tier 1 + Tier 2 risk based capital	21.37%	20.79%	8%	10%
Tier 1 leverage	9.77%	9.95%	4%	5%

*	Estimate

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

ITEM 3:	CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S. C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report was filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE REPUBLIC CORPORATION
Date: October 15, 2004	/s/ J. Ed Eisemann, IV
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).