Form 10KSB
period 2004-12-31
REPUBLIC CORP /TX/
filed 2005-03-31
CIK 202995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-8597

THE REPUBLIC CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	74-0911766 (I.R.S. Employer Identification No.)

5340 Weslayan, P.O. Box 270462 Houston, Texas (Address of principal executive offices)	77277 (Zip Code)

Issuer’s telephone number, including area code: (713) 993-9200

     Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer’s revenues for its most recent fiscal year $9,955,429

State the aggregate market value for the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,720,920 as of June 30, 2004

DOCUMENTS INCORPORATED BY REFERENCE
NONE

THE REPUBLIC CORPORATION
FORM 10-KSB
INDEX

PART I

ITEM 1. BUSINESS

OVERVIEW

The Republic Corporation was chartered in Texas on January 11, 1955 as Columbia General Investment Corporation, to conduct business in mortgage banking. Columbia General Investment Corporation acquired The Republic Corporation in 1960 and shortly thereafter changed its name to The Republic Corporation (the “Company”). Also in 1960, the Company acquired 75% of the outstanding stock of The First National Bank in Trinidad, Colorado (the “Bank”) and in 1961, an additional 23%. Effective December 22, 2004, all remaining Bank stock, formerly held by Bank directors as qualifying shares, was acquired by the Company, thus bringing the total to 100%. Since discontinuing mortgage banking operations in 1963, the Company has carried on no significant operations other than as an advisor to the Bank.

Since its inception, the Bank has placed great emphasis on a strong capital position, liquidity, asset quality through conservative loan underwriting and investment practices and personal attention to customer needs. In delivering banking services to its geographic market, Las Animas County, Colorado, Huerfano County, Colorado and Colfax County, New Mexico, the Bank has strategically placed traditional, full service bank facilities as well as a non-traditional “in-store” bank facility, a loan production/deposit production facility and free standing drive-up ATM facilities. See “Item 2-Properties.” Additionally, the Bank has created and offers high tech products to its customers such as; iBank, a transactional internet banking product, iBank Pro, an internet based cash management product, Bankline, a telephone banking product and a VISA CheckCard debit card.

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

“Forward-looking statements” in this document can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology and include statements relating to, among other things, our ability to minimize the adverse impact of interest rate changes, the effect of the economy on the level of non-accruing loans and the completion and the effect of the proposed merger and “going private” transaction and Subchapter S election. The statements in “risk-factors” and other statements and disclaimers in this Annual Report on Form 10-KSB constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

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

ECONOMIC ENVIRONMENT IN MARKET AREAS SERVED

The Company’s principal market for loans and deposits is the three county rural area comprised of Las Animas, and Huerfano Counties, in Colorado and Colfax County, New Mexico. These markets depend primarily on tourism and continued coal-bed methane gas development, an activity that has grown in significance over the past decade. The latter has served to prop up the local economy during the post September 11, 2001 downturn but has also partially re-established the area’s former dependence upon the energy sector. The development of light industry has also been marginally successful thus far and is presently capable of expansion, limited only by the scarcity of water resources and a limited skilled labor pool.

Going forward, it is management’s expectation that the economic conditions in the Company’s market will continue to keep pace with the ongoing slow recovery nationally and, to the extent that natural gas prices remain elevated, will continue to be supported by gas development locally. This set of circumstances has yielded a slow deposit growth experience for the Company in the recent past, and it is our anticipation that this will persist. Loan growth is expected to be flat-to-negative until the current, record low interest rate environment reverts to a more normal pattern of higher rates.

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

LOAN PORTFOLIO MIX

	December 31,		December 31,
	2004		2003
(Dollars in thousands)	Amount	%	Amount	%
Real estate mortgage	$77,934	81.1	$82,973	79.7
Real estate construction	7,174	7.5	6,915	6.6
Commercial and industrial	4,545	4.7	6,716	6.4
Agriculture	1,204	1.2	1,237	1.2
Consumer	6,923	7.2	7,997	7.7
Other	24	0.0	29	0.0

Total	97,804	101.7	105,867	101.6
Less allowance for loan losses	(1,662)	1.7	(1,700)	1.6
Loans receivable, net	$96,142	100.0	$104,167	100.0

Real Estate Mortgage Loans. Real estate loans are the Bank’s primary focus and the strength of its lending activity. The Bank generally restricts its residential mortgage loans to owner occupied homes located within the Bank’s geographic market area. The Bank adheres to a maximum loan-to-value ratio of 80% on primary residences and 70% on second homes. These loans are typically structured to mature 15 years from the day of making and are amortized for 30 years or less. The Bank requires documentation that supports a strong debt servicing capability and an acceptable credit rating from qualifying applicants. At December 31, 2004, the Bank held approximately $59,433,000, or 76.3% of total loans secured by finished real property, in loans secured by finished, single family residential property.

The Bank generally restricts its commercial real estate lending activity to local, owner-occupied properties or to local, investor properties that are owned by customers with which the Bank has a satisfactory banking relationship. Commercial real estate loans are generally underwritten with a maximum loan-to-value ratio of 75% and are structured at a daily or annually variable interest rate or a three or five-year fixed rate. The Bank requires personal guarantees on these loans and requires qualifying applicants to have a strong history and prospect of debt servicing capability and an acceptable credit rating. At December 31, 2004, the Bank held approximately $17,895,000, or 23.0% of total loans secured by finished real property, in loans secured by finished commercial real estate. The primary risks of loans of this type are the borrower’s inability to pay and deterioration of the value of the collateralized property, made more acute by the necessity in loans of this type for cash flow from the underlying property to be sufficient to service the underlying debt. Management does not believe that the Bank’s existing commercial real estate loan portfolio represents a material risk of loan losses.

Real Estate Construction Loans. The Bank originates single family residential construction loans for owner occupants and typically combines the construction and permanent financing into one contract. The Bank collects interest monthly and charges a fee for conducting periodic construction inspections during the construction phase, which is typically structured to be 6 months in duration.

The Bank also originates single family residential construction loans to builders who have demonstrated a favorable record of performance with the Bank or within the Bank’s geographic market area on both a pre-sold and speculative basis. The Bank typically restricts loans on speculation properties to no more than one unsold property per builder at any given time and restricts the loan amount to no more than 75% of the finished, appraised value. The Bank also finances construction of commercial properties and typically combines the construction and permanent financing into one contract. The Bank carefully monitors construction draws and inspects each property frequently to insure the work is being completed as specified. Construction inspections are performed by qualified independent contractors.

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

Consumer Lending. The Bank provides a full range of consumer loans. The primary risk of consumer lending relates to the personal circumstances of the borrower. The Bank requires a documented repayment source that is adequate, seasoned and sustainable and a satisfactory credit rating. The Bank has set certain loan-to-value limits on secured loans, as provided in the Bank’s loan policy.

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

Commitments and Contingent Liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit as described in Note 15 of the Notes to Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Bank’s exposure to credit loss under commitments to extend credit is represented by the amount of unsecured commitments. It is management’s policy not to commit to extend credit at or below market interest rates, except where necessary in addressing troubled debt restructurings.

Credit Authority and Loan Limits. All loans, credit lines and letters of credit are subject to the same approval procedures and amount limitations. These limitations apply to the total outstanding indebtedness of the borrower to the Bank, including indebtedness of any guarantor. Each lender in the Bank has a separate, discretionary lending authority based on loan or aggregate loan amounts. The Bank’s Loan Committee must approve individual requests in excess of $40,000 for secured loans; $10,000 for unsecured loans and an aggregate of $100,000 with regard to loans made by the Bank’s President or Senior Vice Presidents. The limits are $30,000, $10,000 and $80,000, respectively, for vice presidents and $30,000, $5,000 and $80,000, respectively, for loan officers. The Loan Committee consists of all senior and junior management and all resident, outside directors of the Bank able to attend weekly meetings. Each Bank committee meeting must be chaired by the Chairman of the Board and voting members of the committee will constitute a quorum, however, one of the voting members must be the Chairman of the Board, President or Senior Vice President of the Bank.

Under federal law, permissible loans to one borrower by the Bank are generally limited to 15% of the Bank’s unimpaired capital, surplus, undivided profits and loan loss reserve (approximately $3,089,000 at December 31, 2004). As a matter of policy, the Bank utilizes a guidepost “house limit” on loans to any borrower of 10% of the Bank’s unimpaired capital, surplus, undivided profits and loan loss reserve (approximately $2,059,000 at December 31, 2004). This limit has not ever been exceeded. The Bank does not have any participations bought or sold in fiscal year 2004, and there were no foreign loans in the same period.

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

NONPERFORMING ASSETS

	December 31	December 31
(Dollars in thousands)	2004.	2003.

Non-accrual loans	$1,102	$881
Loans which are contractually past due 90 days or more as to principal or interest, but have not been put on a non-accrual basis	—	—
Restructured loans (accruing)	$528	$—
Total nonperforming loans	$1,630	$881
Foreclosed assets:
Real estate	$334	$624
Other	$15	$20
Total nonperforming assets	$1,979	$1,525
Ratio of total nonperforming loans to total assets	.86%	0.49%
Ratio of total nonperforming loans to total loans	1.67%	0.83%
Ratio of total nonperforming assets to total assets	1.05%	0.84%
Ratio of allowance for loan losses to total nonperforming loans	101.96%	192.96%

Non-Accrual and Past Due Loans. The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on non-accrual status. Loans are placed on non-accrual when they became past due 60 days or when there are serious doubts about the collectibility of principal or interest. Amounts received on non-accrual loans, generally are applied interest first and balance to principal, so long as principal collection is reasonably assured. At December 31, 2004, the Company had $1,102,000 of loans accounted for on a non-accrual basis compared to $881,000 at December 31, 2003. Since all loans which reach 60 days past due are placed on non-accural, there were no loans past due 90 days or more and still accruing during 2004.

Restructured Loans. By definition, restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or deferral of interest or principal, are granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. The Company had $794,000 in restructured loans at December 31, 2004 and no restructured loans at December 31, 2003. Of the restructured loans at December 31, 2004, $266,000 was on non-accrual.

Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at no more than fair value as of the date of foreclosure, less the anticipated cost of selling. Management periodically reevaluates the value of foreclosed assets held for sale and adjusts the book value if necessary. Gains and losses on sales of foreclosed assets are included in other income. The Bank had foreclosed real estate of approximately $334,000 and a repossessed mobile home at $15,000 on December 31, 2004, and approximately $624,000 in foreclosed real estate and a repossessed mobile home at $20,000 on December 31, 2003.

Impaired Loans. Impaired loans, which include non-accrual loans noted above and potential problem loans, where known information about possible credit problems causes management to doubt the ability of such borrowers to comply with contractual repayment terms, total $1,164,000 and $1,486,000 at December 31, 2004 and 2003, respectively. An allocation of $657,417 in reserves was made to impaired loans in 2004. No specific allocation of the allowance for loan losses was made to impaired loans in 2003. Interest of $60,413 and $111,585 was recognized on a cash basis on average impaired loans of $1,097,288 and $1,570,000 in 2004 and 2003, respectively.

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

The following table sets forth information regarding changes in the Company’s allowance for loan losses for the periods indicated.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2004	2003
(Dollars in thousands)
Balance at beginning of period	$1,700	$1,700

Charge-offs:
Commercial loans	69	115
Real estate — construction loans	0	0
Real estate — mortgage loans	37	45
Consumer loans	170	316

Total charge-offs	276	476

Recoveries:
Commercial loans	26	75
Real estate — construction loans	0	0
Real estate — mortgage loans	0	7
Consumer loans	61	120

Total recoveries	87	202

Net charge-offs (recoveries)	189	274

Provision for loan losses	151	274

Balance at end of period	$1,662	$1,700

Ratio of net charge-offs (recoveries) to average loans	0.18%	0.25%
Average loans outstanding during the period	$102,407	$108,127

The following table sets forth the allowance for loan losses by loan category, based upon management’s assessment of the risk associated with such categories, at the dates indicated and summarizes the percentage of gross loans in each category to total gross loans.

RESERVE FOR LOAN LOSS ALLOCATION

	December 31,		December 31,
	2004		2003
		Percentage		Percentage
		of gross loans		of gross loans
	Amount	in each	Amount	in each
	of	category to	of	category to
(Dollars in thousands)	Allowance	total loans	Allowance	total loans
Real estate mortgage	$551	79.68%	$231	78.38%
Real estate construction	126	7.34%	3	6.53%
Commercial and industrial	181	4.65%	96	6.34%
Agriculture	7	1.23%	0	1.17%
Consumer and other	658	7.10%	56	7.58%
Unallocated	139	0.00%	1,314	0.00%

Total	$1,662	100.00%	$1,700	100.00%

INVESTMENT ACTIVITIES

The Bank maintains a securities portfolio comprised of U.S. Government sponsored agency securities, municipal securities and other, miscellaneous investment securities. The Bank’s investment policy also permits the Bank to invest in U.S. Treasury Securities. The Company manages its investment portfolio to (i) maximize safety and soundness, (ii) provide adequate liquidity, (iii) maximize rate of return within the constraints of applicable liquidity requirements (with liquidity taking precedence over return) and (iv) complement asset/liability management policies. The Bank’s Asset and Liability Committee, which is made up of the Bank’s Chairman of the Board and all remaining senior and junior officers and resident, outside directors, oversees the Bank’s investment portfolio with the assistance of the Bank’s Investment Committee, which is made up of the Bank’s Chairman of the Board, the Bank’s Vice President and two outside directors. In assessing the Bank’s exposure to the possibility of any significant increase in market interest rates from the present 45 year low, the Bank’s Asset and Liability Committee has opted at present to keep the average maturities of most of the investment portfolio to less than 2 years. This has caused average yields in the 2004 period to be lower than would have been the case if these same funds had been placed in instruments with longer maturities. The committee, therefore, has chosen to trade some of the Bank’s current earnings in return for a heightened level of preparedness for rising rates. The committee would not likely extend these maturities until such time as market interest rates have moved to a level where there is sufficient room for interest rates to decline and there is a reasonable expectation that they might indeed decline. See “Item 6. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

The table below provides the amortized cost and fair value of the Company’s investment securities at each of the dates indicated.

INVESTMENT PORTFOLIO COST VS FAIR VALUE

	Year Ended December 31,
	2004		2003		2002
	Amortized		Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Held to Maturity:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies and corporations	28,057	27,899	24,365	24,485	20,175	20,682
Obligations of states and political subdivisions	2,294	2,560	2,295	2,593	2,295	2,511
Other bonds, notes and securities	706	706	663	663	24	24

Total	$31,057	$31,165	$27,323	$27,741	$22,494	$23,217

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio on the dates indicated. The yield is computed on a full tax equivalent basis to reflect the effect of tax exempt income earned on municipal obligations in the investment securities portfolio. A 37% tax rate was used.

INVESTMENT PORTFOLIO MATURITIES AND YIELDS
December 31, 2004

		Due after	Due after
	Due in	one year	five years
	one year	through	through	Due after
(Dollars in thousands)	or less	five years	ten years	ten years	Total
U.S. treasury securities:
Balance	$—	$—	$—	$—	$—
Weighted average yield	0%	0%	0%	0%	0%
U.S. government agencies and corporations
Balance	$14,113	$13,944	$—	$—	$28,057
Weighted average yield	1.70%	3.01%	0%	0%	2.35%
Obligations of states and political subdivisions
Balance	$—	$77	$919	$1,298	$2,294
Weighted average yield	0%	6.98%	7.41%	7.97%	7.71%
Other bonds, notes and securities
Balance	$706	$—	$—	$—	$706
Weighted average yield	3.59%	0%	0%	0%	3.59%
Total:
Balance	$14,819	$14,021	$919	$1,298	$31,057
Weighted average yield	1.79%	3.03%	7.41%	7.97%	2.77%

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

SOURCE OF FUNDS

General. The Bank’s primary source of funds has historically been customer deposits. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to match the maturity or repricing intervals of assets. In 2003, the Bank became a member of the Federal Home Loan Bank of Topeka (the “FHLB”) through the acquisition of FHLB stock, which totaled $681,900 on December 31, 2004. The minimum number of shares of FHLB stock, which must be held in order to qualify for FHLB membership, is a function of bank asset size and total borrowings from the FHLB, if any. The FHLB currently provides the Bank with access to a collateralized credit line of approximately $56,210,000, as well as a source to sell excess federal funds. To date, the Bank has not taken advantage of its FHLB borrowing capability.

In addition to the Bank’s FHLB borrowing privilege, the Bank has an unsecured federal funds purchase line at Banker’s Bank of the West in Denver, Colorado in the amount of $9,130,000. This source has also remained untapped thus far.

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

NON CORE DEPOSITS

	December 31
(Dollars in thousands)	2004	2003
CD’s over $100,000 with remaining maturity
Less than three months	$10,096	$9,674
Three to six months	8,186	6,265
Over six months to one year	6,019	6,506
Over one year	3,043	2,469

Total	$27,344	$24,914

COMPETITION

The Bank primarily competes with seven banks and one savings and loan, each with full service banking facilities located in our 3-county market. The total number of competing offices is presently fourteen, consisting of two main office locations, each owned and operated by community banks affiliated with the same group of tiered holding companies, one main office location owned and operated by a mutually owned savings and loan, six full service branch facilities owned and operated by community banks located in this market or in the region and five full service branch facilities owned and operated by large out of state, bank holding companies. The Bank also competes for loans, deposits and other services with a number of small credit unions, mortgage bankers, insurance agencies, stock brokers and a number of government agencies. The principal methods of competition in the industry are price (i.e. interest rates and fees), scope and type of services offered and quality of service. Many of these competitors have substantially greater resources than this Bank. In addition, by virtue of their larger capital bases, different regulatory environment or affiliation with larger, multi-bank holding companies, some of the banks or entities with which we compete have substantially larger lending limits, more liberal underwriting criteria in the near term or other service functions for their customers which we cannot and believe should not offer, or can offer only through correspondent banks that possess sufficient asset size and product mix. Management is of the opinion that personal attention, coupled with attractive deposit offering rates and loan terms and a funds management strategy that does not put loan customers at extreme risk of rising interest rates, is the best, long term competitive posture. Additionally, during the past several years, substantial consolidation among financial institutions in Colorado and New Mexico has occurred. Management believes that this consolidation has led to substantial account disruption for small businesses and consumers who fall below the focus threshold for larger banks and which have had their lending relationship at such banks altered or severed. Management further believes that this may lead customers in this market area to seek a relationship with smaller, service oriented, yet technologically capable, institutions such as this Bank.

EMPLOYEES

At December 31, 2004, the Bank had approximately 73 total employees and the Company had 3 employees. The Bank has placed a high priority on selective hiring and technical and customer service training in order to staff the Bank effectively. New hires are selected on the basis of both technical skills and customer service capabilities. None of the Bank’s employees are covered by a collective bargaining agreement with the Bank and management believes that its relationship with its employees as a group is good.

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

Bank holding companies, such as the Company, are required to file with the Federal Reserve Board certain reports and information and are required to obtain prior approval of the Board to engage in a new activity or to acquire more than 5% of any class of voting stock of any company. Pursuant to the Riegle-Neal Interstate Branching and Efficiency Act of 1994 (“Riegle-Neal Act”), subject to approval by the Federal Reserve Board, bank holding companies are authorized to acquire either control of or substantial assets of, a bank located outside the bank holding company’s home state. These acquisitions are subject to limitations, which are mentioned in the discussion on “Interstate Banking” which follows. The Riegle-

Neal Act reaffirms the right of states to segregate and tax separately incorporated subsidiaries of a bank or bank holding company. The Riegle-Neal Act also affects interstate branching and mergers.

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

REGULATORY CAPITAL REQUIREMENTS

Risk-Based Capital Guidelines. The Federal Reserve Board’s risk-based capital guidelines define Tier I Capital and Total Capital. Tier I Capital consists of common and qualifying preferred shareholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier I Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations’ capital instruments. The Tier I component must constitute at least 50% of qualifying Total Capital.

Risk based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets—0%, 20%, 50% and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk –weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 2004, the Company’s Tier I and Total Capital ratios were 20.86% and 22.12%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization’s financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management’s overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization—risk of loss stemming from movements in market prices—is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization’s capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the company and the Bank do not calculate a risk-based capital charge for their market risk.

Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the “leverage ratio”). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier I Capital Leverage Ratio” (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 2004, the Company’s Tangible Tier I Capital Leverage Ratio was 9.85%

Other Issues and Developments Relating to Regulatory Capital. Pursuant to such authority and directives set forth in the 1988 Basle Capital Accord, as amended, the Comptroller of the Currency, the FDIC and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 2004, the risk-based and leverage ratio of the Bank exceeded the minimum requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take “prompt corrective action” in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not “well capitalized” for purposes of FDICIA. FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Implementing regulations adopted by the federal banking agencies define the corrective action by the federal banking agencies. A bank may be placed in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating with respect to certain matters. Failure to meet capital guidelines could subject a bank to a variety of restrictions and enforcement remedies. All insured banks are generally prohibited from making any capital distributions and from paying management fees to persons having control of the bank where such payments would cause the bank to be undercapitalized. Holding companies of significantly undercapitalized, critically undercapitalized and certain undercapitalized banks may be required to obtain the approval of the Federal Reserve Board before paying capital distributions to their shareholders. Moreover, a bank that is not well capitalized is generally subject to various restrictions on “pass through” insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers. At December 31, 2004, both the Bank and Company were “well capitalized”.

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

The Community Reinvestment Act (“CRA”) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to the Company’s or Bank’s regulators to expand branches, relocate, add subsidiaries and affiliates and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and Bank have been deemed by regulators in the past to be “outstanding” in serving their communities. Other, lesser ratings include “satisfactory,” “needs to improve” and “substantial non compliance”.

The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on the Company and the Bank.

There are many other regulations requiring detailed compliance procedures which increase costs and require additional time commitments of employees. Regulators and Congress continue to put in place rules and laws to protect consumers, which have a cumulative additional impact on the cost of doing business. At this point, management cannot completely assess how earnings might be affected by these consumer laws.

INTERSTATE BANKING

Existing laws and various regulatory developments have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities and various states and Congress have enacted legislation intended to allow certain interstate banking combinations.

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

THE BANK

The Bank is a national bank and a Colorado banking corporation, the deposits of which are insured by the Federal Deposit Insurance Corporation, and is subject to supervision and regulation by the Comptroller of the Currency and the FDIC. As a bank holding company, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The financial impact of existing and proposed bank regulation can have a material influence upon the Bank’s results both in terms of higher operating costs and greater organizational complexity.

Dividends paid by the Bank provide substantially all of the cash flow of the Company. As a national bank, the Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $3,583,000 as of December 31, 2004. The dividend that was declared and paid in 2004 was $100,000.

DEPOSIT INSURANCE ASSESSMENTS

The FDIC insures deposits of the Bank up to the prescribed limit per depositor through the Bank Insurance Fund (BIF), and the amount of FDIC assessments paid by each BIF member institution is based upon its relative risk of default as measured by regulatory capital ratios and other factors. The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate and schedule on a semi-annual basis. As of December 31, 2004, the Bank qualified for the lowest BIF assessment rate.

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

The Board of Governors’ monetary policies have materially affected the operating results of commercial banks, including this Bank, in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiary cannot be predicted.

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

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company depends in part on the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities. Although management believes that the maturities of the Company’s assets are moderately balanced in relation to maturities of liabilities (asset/liability management), asset/liability management involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. A decrease in interest rate spreads would have a negative effect on the net interest income and profitability of the Company, and this spread may decrease. Although the Bank’s market area has received substantial benefit from high natural gas prices and the resulting impact that has had on coal bed methane gas development locally, this development may not sustain itself. Substantially all of the loans of the Company are to businesses and individuals in this 3 county area, and any significant decline in the economy of this market area could have an adverse impact on the Company. The positive trends and developments discussed in this Annual Report on Form 10-KSB may not continue and negative trends or developments may have a material adverse effect on the Company. See “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Growth Risks. The Bank has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in noninterest expenses. The Bank has grown by the establishment of new branches, and intends to consider new branching opportunities in the future. See “Item 1. – Growth Strategy.” The Company may not be successful in continuing its internal growth strategy. Also, the level of success of the Company’s growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in the Company’s market area.

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

Allowance for Loan Losses. The inability of borrowers to repay loans can erode earnings and capital of banks. Like all banks, the Bank maintains an allowance for loan losses to provide for loan defaults and nonperformance. The allowance is based on prior experience with loan losses, as well as an evaluation of the risks in the current portfolio, and is maintained at a level considered adequate by management to absorb anticipated losses. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, that may be beyond management’s control, and such losses may exceed current estimates. At December 31, 2004, the Bank had nonperforming loans of $1,630,000, or 1.67% of total loans, and an allowance for loan losses of $1,662,000, 101.96% of nonperforming loans. The Bank’s allowance for loan losses may not be adequate to cover actual losses. Future provisions for loan losses could materially and adversely affect results of operations of the Bank. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. An increase in the Bank’s provision for loan losses would negatively affect earnings.

Lending Risks—Credit Quality. A central focus of the Bank’s strategy is the continued development and growth of a diversified loan portfolio, with emphasis on residential loans and commercial business lending to small- and medium-sized businesses. Certain risks are inherent in the lending function, including a borrower’s inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans is significantly affected by changing economic conditions in a particular geographical area, business or industry which could impair future operating performance. Risks associated with general business loans include changes in general economic conditions which may affect the borrower’s ability to repay as well as underlying collateral values. Installment and other consumer loans are also subject to repayment risk.

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

Control by Officers and Directors as a Group; Anti-takeover Effect. The Company’s officers and directors own beneficially approximately 65.3% of the outstanding shares of Common Stock. As a result, they alone may elect by simple majority the Board of Directors. This may impede the efforts of a third party to acquire control of the Company or to change the Board of Directors of the Company.

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

Present or future changes in the laws or regulations applicable to the Company or in their interpretation may adversely and materially affect the Company.

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

Also in 1998, the Bank leased a 1000 square foot office space located in a shopping center in Raton, New Mexico, remodeled the facility, and occupied it as a loan production and deposit production office. The lease runs for five years and has been renewed in 2004 for an additional five-year term at a monthly rent of $775. The Bank also leased in 1998 a 30 feet by 40 feet portion of the same shopping center parking lot for construction of a drive up ATM and automated night drop. This lease is for $100 per month and runs for 10 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

It is not anticipated that an active market for the Company’s shares will develop and the Company did not repurchase any of its shares in 2004. There were approximately 1,800 shareholders as of the date of this annual report.

DIVIDEND POLICY

The Company’s current policy is to retain its earnings to support the growth of its business. The Board of Directors of the Company has not historically declared cash dividends on its Common Stock, and will not likely do so unless and until the proposed going private merger transaction and Subchapter S election described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our Consolidated Financial Statements is effective. If and when that occurs, the board of directors of the Company anticipates that the Company will make quarterly distributions to shareholders to enable them to meet their personal tax obligations. There can be no assurance, however, that the Company will have the financial ability to make such distributions or, if it does, that the board of directors will authorize such distributions. The ability of the Company to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by the Bank are subject to restrictions tied to the Bank’s earnings. See “Item 1. – The Bank.”

RECENT SALES OF UNREGISTERED SECURITIES

In December 2004, we issued 1,000 shares of Common Stock, with an aggregate value of $20,000, pursuant to Section 4(2) of the Securities Act of 1933, as amended, to four of our directors in exchange for shares of the Bank held by such directors.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary provides information about major components of the operations and financial condition, liquidity and capital resources of The Republic Corporation for the periods ended December 31, 2004, 2003 and 2002. This discussion and analysis should be read in conjunction with the accompanying audited financial statements and related notes for the same periods. The Company’s Consolidated Financial Statements show its financial condition and information on a consolidated basis. The Bank is the only operating unit of the Company. The differences between the Company’s financial condition and results of operations and those of the Bank have historically consisted primarily of factors pertaining to holding company expenses and the income tax effect of those expenses.

GENERAL

Our profitability, like that of similar financial institutions, is driven in large part by circumstances in both the local and national economies, which in turn affects the Company’s net interest income and financial stability. Net interest income is the difference between the Company’s interest income on interest-earning assets such as loans and investments, and its interest expense on interest-bearing liabilities such as deposits and borrowings. The Company’s results of operations and financial condition are largely dependent on movements in market interest rates and on the Company’s ability to manage assets and liabilities in response to such movements. Results of operations for the Company, as with other financial institutions, may be materially and adversely affected by changes in prevailing economic conditions, including changes, and the rate of change, in interest rates and the monetary and fiscal policies of the federal government in particular. Management is responsible for structuring both the timing of interest bearing asset repricings and the timing of interest bearing liability repricings so that net interest income is ideally at a sufficient level in the current time frame and adequately protected from significant decline in the future. The often unforeseen magnitude and direction of interest rate change can cause a negative earnings impact on the best conceived asset/liability management structure, and future results in this area are therefore most appropriately described as probabilities. Another factor in the local and national economies, not entirely unrelated to interest rates, is credit risk and management’s ability to appropriately manage this exposure. Deterioration in either the national economy or in the Southern Colorado and Northern New Mexico economies can cause declines in borrower repayment ability and performance and dampen loan demand to an extent that earnings are significantly impacted. The potential for increased loan charge-offs and loan loss provisions in such environments must be taken into account in addition to the possibility of lower net interest income. In the present economic environment, the most significant ongoing event is elevation of the target federal funds rate by the Federal Open Market Committee (FOMC) of the Federal Reserve. This rate drives many short term market interest rates and has been increased by the FOMC in successive, 25 basis point moves at each FOMC meeting, held at approximate 6-week intervals, beginning in June of 2004. The increases totaled 1.25% at year-end, 2004 and management expects this to continue at least until mid-2005 and possibly until the end of 2005. Thusfar, these increases have not significantly influenced long term interest rates such as residential mortgage rates but there is no assurance that further movement in this direction will not eventually precipitate higher mortgage rates. Another potential economic event that could materially affect the Company’s results would be any significant decrease in employment levels in Trinidad, Colorado, Walsenburg, Colorado, Raton, New Mexico and the surrounding communities. Either of these events, which may occur in isolation or in concert with one another, could cause a negative effect on net interest income or increase our credit losses above current levels. There can be no assurance going forward that these results will not occur. Lastly, the effective management of technology is a growing factor in the banking industry and plays a role in defining our results as a financial institution. Our results are materially tied to such factors as technology cost, effective delivery of banking services through the use of technology, and the management of risks incidental to the use of technology, including operational risk, reputation risk and information security risk. Specifically, these risks include the potential loss, delay or unauthorized access to or alteration of customer transaction data housed or conveyed via electronic means and the possible negative, public reaction to such events in our markets.

PROPOSED MERGER TRANSACTION

On December 2, 2004, the Company entered into an Agreement and Plan of Merger with Republic Merger Corp., under which one Company would survive in what is commonly referred to as a “going private” transaction. The proposed merger would reduce the number of shareholders of record to fewer than 100, allowing us to qualify to elect to be taxed as a Subchapter S corporation for federal income tax purposes and to terminate registration of our Common Stock under the Securities and Exchange Act of 1934, thereby avoiding the significant costs and personnel time commitment required with being a public company. We expect to submit the merger agreement to the Company’s shareholders for approval in 2005, and if approved, the merger would become effective in 2005.

NET INTEREST INCOME

Net interest income fell significantly in 2004 to $6,737,730 from the 2003 and 2002 levels of $7,243,118 and $7,247,719, respectively. This was mirrored in the decline in net interest spread, the difference between the average tax equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, from pre-existing levels of 3.78% and 3.72% in 2003 and 2002, respectively, to 3.49% in 2004. Margin refers to tax equivalent net interest income divided by average interest-earning assets and this measure also reflected a current period decline to 3.78% from 2003 and 2002 levels of 4.26% and 4.17%, respectively.

Average Balances, Interest and Average Yields

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

The market interest rate declines occurring over the past three years are mirrored in the declining average asset yields depicted in the following table. The declines also reveal themselves in the average liability costs, however, the rate of decline varies over time and this explains the somewhat similar net interest income in 2002 and 2003 and the significantly lower net interest income in 2004.

Years Ended December 31,

		2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned or	yield or	Average	Earned or	yield or	Average	Earned or	yield or
	Balance (1)	paid	cost	Balance (1)	paid	cost	Balance (1)	paid	cost
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
ASSETS
Loans:
Total loans	$102,407	$7,608	7.43%	$108,127	$8,449	7.81%	$110,688	$9,237	8.35%
Allowance for loan loss	(1,713)	—	—	(1,718)	—	—	(1,751)	—	—

Securities:
Taxable	25,900	622	2.40%	21,689	731	3.37%	26,292	1,168	4.44%
Tax exempt on FTE basis	2,295	185	8.06%	2,295	186	8.09%	2,295	189	8.24%
Total securities	28,195	807	2.86%	23,984	917	3.82%	28,587	1,357	4.75%

Federal funds sold	48,688	659	1.35%	39,186	425	1.08%	36,194	590	1.63%
Total interest-earning assets	179,290	9,074	5.06%	171,297	9,791	5.72%	175,469	11,184	6.37%

Noninterest-earning assets:

Cash and due from banks	5,387	—	—	5,405	—	—	5,649	—	—
Other assets	5,788	—	—	5,116	—	—	5,862	—	—
Total noninterest-earning assets	11,175	—	—	10,521	—	—	11,511	—	—
Total assets	188,752	—	—	180,100	—	—	185,229	—	—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest-bearing demand and money market deposits	50,493	285	.56%	38,398	405	1.05%	53,229	785	1.47%
Savings deposits — Other	10,052	75	.075%	9,726	85	0.87%	9,590	134	1.40%
Time deposits	84,909	1,932	2.28%	80,130	1,998	2.49%	82,733	2,946	3.56%
Total interest-bearing liabilities	145,454	2,292	1.58%	128,254	2,488	1.94%	145,552	3,865	2.66%

Noninterest-bearing demand accounts	22,682			32,338			21,622
Total deposits	168,136			160,592			167,174

Other noninterest-bearing liabilities	1,886			2,128			1,467
Total liabilities	170,022			162,720			168,641

Stockholders equity	18,730			17,380			16,588

Total liabilities and stockholders equity	188,752			180,100			185,229

Net interest income		6,782			7,303			7,319
Net interest spread (full tax equivalent basis)			3.49%			3.78%			3.72%
Net interest margin (full tax equivalent basis)			3.78%			4.26%			4.17%

Ratio of average interest-earning assets to average total deposits and interest-bearing liabilities			123.26%			133.56%			120.55%

Return on average assets			0.48%			0.69%			0.69%
Return on average equity			4.81%			7.19%			7.73%
Dividend payout ratio			0.00%			0.00%			0.00%
Ratio of average equity to average assets			9.92%			9.65%			8.96%

(1)	Average balances are based on daily averages and include nonaccrual loans. Loan fees are included in interest income.

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

ANALYSIS OF CHANGES IN COMPONENTS OF NET INTEREST INCOME

	Year Ended December 31, 2004			Year Ended December 31, 2003
	vs.			vs.
	Year Ended December 31, 2003			Year Ended December 31, 2002
	Increase (Decrease)			Increase (Decrease)
	in Net Interest Income			in Net Interest Income
	Due to Changes in: (1)			Due to Changes in: (1)
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Loans	$(447)	$(394)	$(841)	$(214)	$(574)	$(788)
Investment securities	161	(270)	(109)	(218)	(222)	(440)
Federal funds sold	103	131	234	49	(214)	(165)
Total interest-earning assets	(183)	(533)	(716)	(383)	(1,010)	(1,393)

Interest-Bearing Liabilities

Deposits:
Demand and money market deposits	128	(248)	(120)	(219)	(161)	(380)
Savings deposits	3	(13)	(10)	2	(51)	(49)
Time deposits	119	(185)	(66)	(93)	(855)	(948)
Total interest-bearing liabilities	250	(446)	(196)	(310)	(1,067)	(1,377)
Total increase in net interest income	$(433)	$(87)	$(520)	$(73)	$57	$(16)

(1)	This table is calculated on a full tax-equivalent basis.

MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates. The Bank has risk management policies to monitor and limit exposure to market risk as discussed below. See “Asset/Liability Management.” Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 of the Notes to Consolidated Financial Statements.

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

All of the securities held by the Company are designated as held to maturity. While this practice typically serves to impair the Company’s liquidity flexibility in managing these assets, approximately 90% of the book value of these securities as of December 31, 2004 matures within two years.

In the ordinary course of business, we are exposed to the risk of loss from changes in interest rates. The majority of this risk has to do with timing differences related to the repricing of assets and liabilities. Under the auspices of the Bank’s Asset and Liability Committee, we analyze and compare these repricing differences and basis point spreads so as to effectively monitor and adjust the inevitable earnings impact of rate changes. The objective, over time, is to minimize this earnings impact in all interest rate environments and not to attempt to anticipate or time the market. The primary tools to accomplish this are absolute pricing level decisions on both sides of the balance sheet, so as to address the imbedded “basis risk”, as well as overt adjustment to the timing of repricing events, so as to address “term risk”, as a matter of policy. The modeling used internally consists of 100 basis point and 400 basis point earnings impact estimates. In our modeling, we attempt to anticipate the effect on net interest income with a 100 and 400 basis point shift up or down in interest rates. The instruments that we typically adjust in the modeling process are loans, securities held to maturity, federal funds sold and deposit liabilities. This model is periodically altered to reflect both management’s ability and intention to make these adjustments and therefore represents an effort to combine mathematical prediction with behavioral probability. Although we believe that we have sufficient tools in place to mitigate the adverse earnings impact caused by interest rate changes, the effect of these changes in any given period may be to negatively impact reported income and interest earned on loans and securities held by the Company. We do not currently invest in derivative financial instruments such as futures, swaps, options, and other financial instruments with similar characteristics, and there is currently negligible direct risk of adverse impacts resulting from changes in foreign currency exchange rates, commodity prices or prices of equity securities.

The following table sets forth the estimated maturity or repricing and the resulting interest rate gap, of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts in the table are derived from internal data from the Bank and could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

INTEREST RATE SENSITIVITY
ESTIMATED MATURITY OR REPRICING
December 31, 2004

	Less Than	Three	One Year
	Three	Months to	to Five	Over Five
(Dollars in thousands)	Months	One Year	Years	Years	Total
Interest-earning assets:
Loans	$9,634	$16,393	$15,000	$55,674	$96,701
Taxable securities	—	14,113	13,944	—	28,057
Tax exempt securities (Municipal Bonds)	—	—	77	2,217	2,294
Federal funds sold	51,550	—	—	—	51,550

Total interest-earning assets	$61,184	$30,506	$29,021	$57,891	$178,602

Interest-bearing liabilities:
Time certificates of deposit	$29,269	$43,785	$12,258	$—	$85,312
Interest-bearing demand deposits	32,814	—	—	—	32,814
Money market deposits	14,611	—	—	—	14,611
Savings deposits	11,029	—	—	—	11,029

Total interest-bearing liabilities	$87,723	$43,785	$12,258	$0	$143,766

Interest rate gap	($26,539)	($13,279)	$16,763	$57,891

Cumulative interest rate gap	(26,539)	(39,818)	(23,055)	34,836	34,836

The following table presents at the date indicated (i) the aggregate loans by maturity in each major category of the Company’s loan portfolio and (ii) the aggregate amounts of variable and fixed rate loans that mature after one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

ESTIMATED LOAN REPRICING
December 31, 2004

	Less Than	One Year to	Over Five
(Dollars in thousands)	One Year	Five Years	Years	Total

Real estate construction	$110	$1,070	$5,994	$7,174
Commercial and industrial	802	2,179	1,564	4,545
Agriculture	532	460	212	1,204

Total	$1,444	$3,709	$7,770	$12,923

Fixed rate loans		$2,097	$4,417
Floating rate loans		1,612	3,353

Total		$3,709	$7,770

RESULTS OF OPERATIONS

Years ended December 31, 2004 and 2003

Overview. Net income declined $347,281 in 2004 to $901,479 from $1,248,760 in 2003. This represents a decline of approximately 27.8% and is primarily attributable to a $505,388 decline in net interest income, a $49,830 decline in noninterest income, and a $114,411 increase in noninterest expense, partially offset by a $123,100 decline in the provision for loan losses and a $189,733 reduction in the income tax provision.

Interest Income. Interest income decreased $700,678 to $9,030,187 in 2004 from $9,730,865 in 2003, representing a decline of approximately 7.2%. Interest and fee income on loans declined $841,403 and interest income on taxable securities fell $93,173, offset partially by a $233,898 increase in interest on federal funds sold. The decline in loan interest and fees was a result of the $5,720,000 decline in average loan balances outstanding and the decline in average loan yield from 7.81% to 7.43%. The decline with respect to taxable securities interest income was a result of the decline in average yield from 3.37% to 2.40%, partially offset by the $4,211,000 increase in average, taxable securities holdings. The increase in federal funds sold interest was due to a $9,502,000 increase in average holdings and an increase in average yield from 1.08% to 1.35%. Contractual repricings, increased competition for commercial loans, and continued market rate-driven, residential mortgage refinancing activity caused the volume and rate driven decline in loan interest and fee income. The effect of lower-yielding replacements for matured securities in 2004 caused the precipitous decline in average yield, a result which overwhelmed the opposite effect of increased revenue due to an increase in average holdings. The deployment of funds received from loan payoffs and deposit growth into federal funds sold caused significant, volume-driven growth in revenue which was amplified by the effect of successive increases in the target rate on federal funds sold, commencing mid-year.

Interest Expense. Interest expense decreased $195,290 to $2,292,457 in 2004 from $2,487,747 in 2003, representing a decline of approximately 7.9%. Deposit rate declines, which occurred in the first half and were partially reversed in the second half of 2004, outsized the effect of growth in average interest bearing deposits of $17,200,000.

Net Interest Income. Net interest income decreased $505,388 to $6,737,730 for 2004 from $7,243,118 in 2003, a decline of approximately 7.0%. This collapse in net interest income was far more severe than the .6% decline that was experienced in 2003, largely due to the more significant decline in loan volume, coupled with a much more modest reduction in deposit costs. The latter was primarily an end result of management’s reluctance to drive deposit offering rates closer to the zero point in a local market populated to a great extent by traditional savers and a national market driven to 45-year lows in interest rates.

Noninterest Income. Noninterest income decreased $49,830 to $925,242 for 2004 from $975,072 for 2003. This was a result of reduced transaction volume which caused a $83,799 reduction in deposit and miscellaneous fee income, offset in part by growth in various other income categories aggregating $33,969.

Noninterest Expense. Noninterest expense increased $114,411 to $6,121,295 for 2004 from $6,006,884 for 2003. The components of this increase include a $69,881 increase in salaries and employee benefits, a $69,934 increase in professional fees and increases in various other expense categories aggregating $76,085. These increases were partially offset by a $29,251 decline in data processing expense, a $25,441 decline in occupancy expense, a $17,512 decline in depreciation expense, a $13,442 decline in marketing expense, a $10,481 decline in equipment expense, a $4,733 decline in printing and office supplies expense, and a $629 decline in deposit insurance premiums.

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

PROVISION FOR LOAN LOSSES

The Company’s provisions for loan losses in the years ended December 31, 2004, 2003 and 2002 were $150,930, $274,030 and $357,834, respectively, following net charge-offs of approximately $189,000, $274,000 and $270,000 in the same years. These provisions have resulted in an ending allowance of $1,662,000 in 2004, compared to $1,700,000 at the end of 2003 and 2002.

INCOME TAXES

The Company’s income tax expense for the years ended December 31, 2004, 2003 and 2002 was $457,532, $647,265 and $677,896, respectively.

LIQUIDITY AND SOURCES OF FUNDS

The primary liquidity source for the Bank continues to be traditional core deposits. Total deposits for December 31, 2004, 2003 and 2002 were $168,779,937, $162,103,396 and $163,775,114, respectively. The core component of these totals represented 75.01%, 75.87% and 76.65% of the year-end assets of the Bank. While management is of the opinion that this represents the most stable source of funding for a community bank, growth of deposits, most particularly core growth, can be difficult in some environments, and indeed has been during the reporting periods due to the decline in interest rates to historically low levels, coupled with the effects of a flat economy in the Bank’s geographic markets. Other sources of funding that, as yet, remain untapped include an unsecured federal funds purchase line of $9,130,000 established at Banker’s Bank of the West in Denver, Colorado. Also, the Bank has joined the Federal Home Loan Bank of Topeka and currently has the ability to obtain secured advances of approximately $56,210,000. These borrowing sources serve as backup funding should traditional deposits prove to be inadequate to support the Bank’s liquidity needs and both are subject to periodic testing to confirm availability. The Company intends to fund the proposed merger described in Note 19 to our Consolidated Financial Statements through the issuance of up to $8 million in trust preferred securities.

While all funding must initially emanate from the liability side of the Bank’s balance sheet, near term liquidity needs are usually addressed either through asset reduction or asset reallocation. Due to the nature of its balance sheet and funding strategy, the Bank typically responds to loan growth or deposit withdrawal activity by liquidating an appropriate portion of its holdings of federal funds sold. At December 31, 2004, 2003, and 2002, the Bank held $51,550,000, $38,225,000 and $40,750,000, respectively, in federal funds sold. An additional funding source from the asset side of the balance sheet can be from loan repayments. At December 31, 2004, 2003 and 2002, net loans were $96,141,512, $104,167,354 and $107,659,820, respectively. This decline in total loans resulted in the creation of deployable, liquid assets of approximately $8,026,000 and $3,492,000 in 2004 and 2003, respectively.

Funds from loan reductions such as these are not as dependable as money market assets but can be used to meet liquidity needs when available. Maturities of investment securities represent the last significant asset source. The net change in par value of investment securities held to maturity during 2004 and 2003 was an increase of $4,000,000 in each year, compared to a decrease of $10,000,000 in 2002. Due to the ongoing necessity to pledge a substantial portion of these securities holdings to the Colorado Division of Banking in order to collateralize the uninsured portion of public deposits held, the use of maturing instruments of this type for any material purpose other than to respond to requests for withdrawal of public deposits is minimal.

CAPITAL RESOURCES

Total stockholder’s equity in the Company increased to $19,434,158 at December 31, 2004 from $18,025,571 at December 31, 2003. This increase was due to a $901,479 increase in retained earnings relating to 2004 net income and also includes $507,108 of additional paid in capital due to the exchange of Bank stock for Company stock in preparation for the requirements of Subchapter S of the Internal Revenue Code of 1986. At December 31, 2004, stockholder’s equity was 10.28% of total assets, compared to 9.92% of total assets at December 31, 2003. Management presently intends to retain future earnings, if any, to support growth. Accordingly, the Company does not intend to pay cash dividends on its Common Stock unless and until the Subchapter S election described in Note 19 to our Consolidated Financial Statements is effective. Once that occurs, the board of directors of the Company anticipates that the Company will make quarterly distributions to shareholders to enable them to meet their personal tax obligations, however, there is no assurance that the Company will have the financial ability to make such distributions or, if it does, that the board of directors will authorize such distributions.

Federal Reserve Board, Office of the Comptroller of the Currency and FDIC guidelines call for a 4% Tier I capital to risk-weighted assets ratio, an 8% total capital to risk-weighted assets ratio and a 4% Tier I leverage ratio in order for these indices to be considered adequate. They must be 6%, 10% and 5%, respectively, in order for the Company or Bank to be considered well capitalized. The actual ratios for the Company were 20.86%, 22.12% and 9.85%, respectively, on December 31, 2004 and 19.54%, 20.79% and 9.95%, respectively, on December 31, 2003. The capital ratios for the Bank only were 20.81%, 22.06% and 9.80%, respectively, on December 31, 2004 and 19.39%, 20.64% and 9.85%, respectively, on December 31, 2003. The following table sets forth the Company’s and the Bank’s capital and capital ratios at December 31, 2004:

REGULATORY CAPITAL

(Dollars in thousands)	December 31, 2004
Company
Tier I Capital	$18,998
Total Capital	20,143
Risk-Weighted Assets	91,056
Average Assets	192,870
Tier I Capital to Risk-Weighted Assets	20.86%
Total Capital to Risk-Weighted Assets	22.12%
Leverage Ratio	9.85%

Bank
Tier I Capital	$18,932
Total Capital	20,075
Risk-Weighted Assets	90,995
Average Assets	193,205
Tier I Capital to Risk-Weighted Assets	20.81%
Total Capital to Risk-Weighted Assets	22.06%
Leverage Ratio	9.80%

Bank management is anticipating 2005 capital expenditures of approximately $200,000 in connection with routine equipment replacements and facilities upgrades. The Bank intends to use a portion of its anticipated 2005 income to finance these expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004, the Company did not have any off-balance sheet arrangements with entities unconsolidated with the Company.

ITEM 7. FINANCIAL STATEMENTS

The Republic Corporation

December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Audit Committee
Board of Directors and Stockholders
The Republic Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Republic Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Republic Corporation for the year ended December 31, 2002, were audited by other accountants whose report dated May 30, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Republic Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

\s\ BKD, LLP

Colorado Springs, Colorado
January 14, 2005

The Republic Corporation

Consolidated Balance sheets
December 31, 2004 and 2003

	2004	2003

Assets

Cash and due from banks	$5,348,112	$6,447,762
Federal funds sold	51,550,000	38,225,000

Cash and cash equivalents	56,898,112	44,672,762

Held-to-maturity securities	30,350,949	26,659,336

Loans	97,803,567	105,867,354
Less allowance for loan losses	(1,662,055)	(1,700,000)

Net loans	96,141,512	104,167,354

Premises and equipment (net of accumulated depreciation)	2,850,714	2,870,061
Federal Reserve Bank and Federal Home Loan Bank, Topeka Stock	705,900	662,800
Foreclosed assets held for sale, net	349,495	644,353
Interest receivable – loans	485,859	570,330
Deferred income taxes	427,870	459,847
Goodwill	436,079	436,079
Other assets	402,305	248,595

Total assets	$189,048,795	$181,391,517

Liabilities and Stockholders’ Equity

Liabilities
Demand deposits	$25,013,934	$22,940,048
Savings, NOW and money market deposits	58,454,096	57,300,756
Time deposits	85,311,907	81,862,592

Total deposits	168,779,937	162,103,396

Interest payable and other liabilities	834,700	724,177

Total liabilities	169,614,637	162,827,573

Minority Interest in Consolidated Subsidiary	—	538,373

Stockholders’ Equity
Common stock, $1.00 par value; authorized 750,000 shares; 356,844 shares issued December 31, 2004 and 2003	356,844	356,844
Additional paid-in capital	742,039	234,931
Retained earnings	18,426,578	17,525,099
Treasury stock, at cost; 23,119 shares at December 31, 2004 and 2003	(91,303)	(91,303)

Total stockholders’ equity	19,434,158	18,025,571

Total liabilities and stockholders’ equity	$189,048,795	$181,391,517

See Notes to Consolidated Financial Statements

The Republic Corporation

Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest and Dividend Income
Loans, including fees	$7,608,051	$8,449,454	$9,236,703
Securities
U.S. Government agencies	646,788	739,961	1,168,225
State and political subdivisions	116,843	116,843	116,843
Federal funds sold	658,505	424,607	590,566

Total interest and dividend income	9,030,187	9,730,865	11,112,337

Interest Expense
Deposits	2,292,457	2,487,747	3,864,618

Net Interest Income	6,737,730	7,243,118	7,247,719

Provision for Loan Losses	150,930	274,030	357,834

Net Interest Income After Provision for Loan Losses	6,586,800	6,969,088	6,889,885

Noninterest Income
Service charges on deposit accounts	221,443	242,401	228,463
Other service charges and fees	551,222	614,063	490,170
Other	152,577	118,608	187,226

Total noninterest income	925,242	975,072	905,859

Noninterest Expense
Salaries and employee benefits	2,915,719	2,845,838	2,773,461
Net occupancy expense	340,588	366,029	359,978
Equipment expense	150,122	160,603	135,140
Data processing fees	603,399	632,650	564,506
Professional fees	269,483	199,549	159,880
Marketing expense	226,709	240,151	224,558
Printing and office supplies	151,017	155,750	178,802
Deposit insurance premium	24,078	24,707	34,988
Depreciation	314,767	332,279	358,986
Other	1,125,413	1,049,328	1,002,244

Total noninterest expense	6,121,295	6,006,884	5,792,543

Income Before Income Taxes	1,390,747	1,937,276	2,003,201

Provision for Income Taxes	457,532	647,265	677,896

Income Before Minority Interest	933,215	1,290,011	1,325,305

Minority Interest in Net Income of Subsidiary	(31,736)	(41,251)	(42,132)

Net Income	$901,479	$1,248,760	$1,283,173

Basic Earnings per Share	$2.70	$3.74	$3.85

See Notes to Consolidated Financial Statements

The Republic Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

		Additional
	Common	Paid-in	Treasury	Retained
	Stock	Capital	Stock	Earnings	Total

Balance, December 31, 2001	$356,844	$234,931	$(91,303)	$14,993,166	$15,493,638

Net income	—	—	—	1,283,173	1,283,173

Balance, December 31, 2002	356,844	234,931	(91,303)	16,276,339	16,776,811

Net income	—	—	—	1,248,760	1,248,760

Balance, December 31, 2003	$356,844	$234,931	$(91,303)	$17,525,099	$18,025,571

Redeemable stock issued in exchange for minority interest in Bank (See Note 9)	—	507,108	—	—	507,108

Net income	—	—	—	901,479	901,479

Balance, December 31, 2004	$356,844	$742,039	$(91,303)	$18,426,578	$19,434,158

See Notes to Consolidated Financial Statements

The Republic Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating Activities
Net income	$901,479	$1,248,760	$1,283,173
Items not requiring (providing) cash
Depreciation	314,767	332,279	358,986
Provision for loan losses	150,930	274,030	357,834
Amortization (accretion) of premiums and discounts on securities	239,997	(189,215)	168,994
Stock dividend	(24,100)	(5,500)	—
Loss on reappraised assets	46,875	—	—
Other real estate gains, net	4,100	(12,405)	(2,963)
Deferred income taxes	31,977	28,571	(14,448)
Loss on sale of subsidiary stock	—	—	32,153
Changes in
Interest receivable – loans	84,471	53,717	191,864
Other assets	(153,710)	76,262	78,788
Interest payable and other liabilities	79,258	(129,048)	(124,621)

Net cash provided by operating activities	1,676,044	1,677,451	2,329,760

Investing Activities
Purchase of held-to-maturity securities	(13,931,610)	(14,000,000)	—
Proceeds from maturities of held-to-maturity securities	10,000,000	10,000,000	10,000,000
Proceeds from sale of subsidiary stock	—	—	5,000
Net change in loans	7,568,728	2,667,647	3,532,333
Purchase of Federal Home Loan Bank, Topeka Stock	(19,000)	(633,300)	—
Purchase of premises and equipment	(295,420)	(168,758)	(217,281)
Proceeds from the sale of foreclosed assets	550,067	269,818	34,691

Net cash provided by (used in) investing activities	3,872,765	(1,864,593)	13,354,743

Financing Activities
Net increase (decrease) in demand deposits, NOW and savings accounts	3,227,226	(1,236,712)	1,330,291
Net increase (decrease) in certificates of deposit	3,449,315	(435,006)	800,956

Net cash provided by (used in) financing activities	6,676,541	(1,671,718)	2,131,247

Increase (Decrease) in Cash and Cash Equivalents	12,225,350	(1,858,860)	17,815,750

Cash and Cash Equivalents, Beginning of Year	44,672,762	46,531,622	28,715,872

Cash and Cash Equivalents, End of Year	$56,898,112	$44,672,762	$46,531,622

Supplemental Cash Flows Information
Interest paid	$2,239,316	$2,654,142	$4,032,580
Income taxes paid	$404,914	$632,079	$720,503
Real estate and repossessions acquired in settlement of loans	$332,184	$620,547	$257,398
Sale and financing of foreclosed assets	$26,000	$69,758	$129,425

See Notes to Consolidated Financial Statements

The Republic Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Republic Corporation (the Company) is a bank holding company for The First National Bank in Trinidad (the Bank) with 100% and 97% ownership as of December 31, 2004 and 2003, respectively. The Bank is primarily engaged in providing a full range of banking services to individual and corporate customers in Southeastern Colorado and Northeastern New Mexico. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segment

The Company provides community banking services through its subsidiary bank, including such products and services as loans, time deposits, checking and savings accounts. These activities are reported as one operating segment.

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

Management believes that the allowances for loan losses and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for loan losses and valuation of foreclosed assets held for sale. Such agencies may require the Bank to recognize additional losses based on their judgements of information available to them at the time of their examination.

The Republic Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents consisted of cash due from banks and federal funds sold.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method. Net deferred loan fees and costs are immaterial and are recognized as income upon receipt. Generally, loans are placed on non-accrual status at sixty-days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

The Republic Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

The Republic Corporation

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. The Company has no outstanding potentially dilutive securities. The computation of per share earnings is as follows:

	2004	2003	2002
Net income	$901,479	$1,248,760	$1,283,173

Average common shares outstanding	333,725	333,725	333,725

Basic earnings per share	$2.70	$3.74	$3.85

The total number of shares issued by the Company is 359,844 of which 23,119 are held in treasury stock and 3,000 are directors’ qualifying shares subject to mandatory redemption (See Note 9) by the Company with the remaining 333,725 shares considered outstanding for purposes of the Company’s calculation of earnings per share and other financial statement disclosures.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 was $2,432,000.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 3: Securities

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

December 31, 2004
U.S. government agencies	$28,056,488	$—	$157,638	$27,898,850
State and political subdivisions	2,294,461	266,022	—	2,560,483

	$30,350,949	$266,022	$157,638	$30,459,333

December 31, 2003
U.S. government agencies	$24,364,670	$120,140	$—	$24,484,810
State and political subdivisions	2,294,666	298,302	—	2,592,968

	$26,659,336	$418,442	$0	$27,077,778

The amortized cost and approximate fair value of held-to-maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Fair Value

Within one year	$14,112,792	$14,012,600
One to five years	14,020,611	13,970,026
Five to ten years	919,504	1,016,228
After ten years	1,298,042	1,460,479

Totals	$30,350,949	$30,459,333

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30,350,949 at December 31, 2004, and $26,659,336 at December 31, 2003.

The fair value of certain investments in debt securities are less than their historical cost. Total fair value of these investments at December 31, 2004, was $27,898,850, which is approximately 90% of the Bank’s held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our temporarily impaired investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less than 12 Months		12 Months or More		Total

Description of		Unrealized	Fair	Unrealized		Unrealized
Securities	Fair Value	Losses	Value	Losses	Fair Value	Losses

U.S. government agencies	$27,898,850	$157,638	—	—	$27,898,850	$157,638

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include the following:

	2004	2003

Real estate	$85,107,968	$89,887,726
Commercial and industrial	4,545,253	6,716,235
Agriculture	1,204,108	1,237,316
Consumer	6,922,751	7,996,893
Other	23,487	29,184

Total loans	97,803,567	105,867,354
Less
Allowance for loan losses	1,662,055	1,700,000

Net loans	$96,141,512	$104,167,354

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Activity in the allowance for loan losses was as follows:

	2004	2003	2002

Balance, beginning of year	$1,700,000	$1,700,060	$1,612,000

Provision charged to expense	150,930	274,030	357,834
Loans charged off	(275,798)	(476,231)	(380,504)
Recoveries on loans previously charged off	86,923	202,141	110,730

Balance, end of year	$1,662,055	$1,700,000	$1,700,060

Impaired loans totaled approximately $1,164,000 and $1,486,000 at December 31, 2004 and 2003, respectively. Specific related allowance for loan losses of $657,417 and $-0- were assigned to impaired loans of $1,164,000 and $1,486,000 for December 31, 2004 and 2003, respectively.

Interest of $60,413 and $111,585 was recognized on a cash basis on average impaired loans of $1,097,288 and $1,570,000 for 2004 and 2003, respectively.

Non-accruing loans at December 31, 2004 and 2003 were $1,101,700 and $880,850, respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2004	2003

Land	$134,750	$134,750
Buildings	3,803,890	3,772,490
Furniture and equipment	3,274,780	3,044,396

	7,213,420	6,951,636
Less accumulated depreciation	4,362,706	4,081,575

Net premises and equipment	$2,850,714	$2,870,061

Note 6: Interest-bearing Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $27,343,568 on December 31, 2004 and $24,913,604 on December 31, 2003.

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

(Dollars in Thousands)
2005	$72,850
2006	12,462

$85,312

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Note 7: Federal Home Loan Bank Advances

The Bank in connection with their investment in Federal Home Loan Bank of Topeka (FHLB) stock of 6,333 shares for $633,300 has an agreement with FHLB to provide advances with a borrowing capacity based on the amount of collateral pledged. As of December 31, 2004, the Bank’s borrowing capacity is approximately $56,209,990. As of and during the year ended 2004, no advances were outstanding. Interest rates will vary depending on the date of advance, maturity and other terms at the time of any advances. The Bank has pledged loans totaling $76,833,430 at December 31, 2004 under the agreement. The Bank purchased stock totaling $19,000 in 2004. The Bank also received a stock dividend of $24,100 and $5,500 from FHLB during 2004 and 2003, respectively, resulting in a total investment in FHLB stock of $681,900 and $638,800 as of December 31, 2004 and 2003, respectively.

Note 8: Income Taxes

The provision for income taxes consists of the following:

	2004	2003	2002

Taxes currently payable	$425,555	$618,694	$692,344
Deferred income taxes	31,977	28,571	(14,448)

	$457,532	$647,265	$677,896

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2004	2003	2002

Computed at the statutory rate (34%)	$472,854	$658,674	$681,088
Increase (decrease) resulting from:
Tax-exempt interest	(39,727)	(40,120)	(41,000)
Nondeductible expenses	6,227	225	12,019
State income taxes	30,108	33,250	36,000
Other	(11,930)	(4,764)	(10,211)

Actual tax provision	$457,532	$647,265	$677,896

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

The tax effects of temporary differences related to deferred taxes shown on the December 31, 2004 and 2003 consolidated balance sheets are as follows:

	2004	2003

Deferred tax assets
Allowance for loan losses	$552,854	$546,193

Deferred tax liabilities
Foreclosed assets	6,777	—
FHLB stock dividend	(10,952)	(2,035)
Accumulated depreciation	(86,769)	(50,271)
Reserve for contingencies	(34,040)	(34,040)

	(124,984)	(86,346)

Net deferred tax asset	$427,870	$459,847

Note 9: Mandatorily Redeemable, Non-transferable Common Stock

Effective December 31, 2004, the Corporation entered into Qualifying Share Agreement’s to exchange 100% of the minority interest of bank stock originally issued to Directors of the Bank for mandatorily redeemable, non-transferable shares of the Corporation’s stock. The shares are redeemable at an aggregate repurchase price of $60,000 upon termination of such Director’s service in the capacity of a qualified member of the Board of Directors of the Bank or upon attempted disposition of qualifying shares, as defined in the agreement.

In accordance with the provisions of Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the mandatorily redeemable non-transferable shares are recorded as a liability in the accompanying balance sheet at their fair value of $60,000. The remaining balance of the minority interest in consolidated subsidiary upon the effective date of the exchange in the amount of $507,108 has been reclassified as additional paid-in capital.

Note 10: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the OCC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The Company and the Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004

Total Capital (to Risk Weighted Assets)
Consolidated	$20,143	22.12%	$7,284	8%		N/A
Bank Only	$20,075	22.06%	$7,280	8%	$9,100	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$18,998	20.86%	$3,642	4%		N/A
Bank Only	$18,932	20.81%	$3,640	4%	$5,460	6%

Tier 1 Capital (to Average Assets)
Consolidated	$18,998	9.85%	$7,732	4%		N/A
Bank Only	$18,932	9.80%	$7,728	4%	$9,660	5%

As of December 31, 2003

Total Capital (to Risk Weighted Assets)
Consolidated	$19,291	20.79%	$7,422	8%		N/A
Bank Only	$19,141	20.64%	$7,418	8%	$9,272	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$18,125	19.54%	$3,711	4%		N/A
Bank Only	$17,975	19.39%	$3,709	4%	$5,563	6%

Tier 1 Capital (to Average Assets)
Consolidated	$18,125	9.95%	$7,363	4%		N/A
Bank Only	$17,975	9.85%	$7,302	4%	$9,128	5%

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. At December 31, 2004, approximately $3,583,000 of retained earnings is available for dividend declaration without prior regulatory approval.

Note 11: Related Party Transactions

At December 31, 2004 and 2003, the Bank had loans outstanding to officers, directors, significant shareholders and their affiliates (related parties) in the amount of $965,492 and $1,430,504, respectively. During the years ended December 31, 2004 and 2003, the Bank paid a Director approximately $2,400 and $4,600, respectively, for construction loan inspection services.

Deposits from related parties held by the Bank at December 31, 2004 and 2003 totaled $1,632,570 and $1,973,393, respectively.

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

Note 12: Employee Benefits

The Bank has a retirement savings 401(k) plan covering substantially all employees who have six months of service and have attained the age of 21. Employees may contribute up to 10% of their compensation with the Bank matching 100% of the employee’s contribution up to 2.5% of their compensation. In addition, the plan provides for discretionary contributions as solely determined by the Employer. Employer contributions charged to expense for 2004, 2003 and 2002 were $46,770, $46,544 and $42,994, respectively.

Note 13: Leases

The Company has several noncancellable operating leases, primarily for office space and real estate at two branch locations and equipment that expire over the next six years. These leases generally contain renewal options for periods of five years. Rental expense for these leases were $74,748, $59,341 and $57,974 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under operating leases are:

2005	$64,139
2006	63,323
2007	60,612
2008	39,785
2009	5,825
Thereafter	1,200

Total minimum lease payments	$234,884

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 14: Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgements by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$56,898	$56,898	$44,673	$44,673
Held-to-maturity securities	$30,351	$30,459	$26,659	$27,078
Loans, net of allowance for loan losses	$96,142	$98,576	$104,167	$108,486
Federal Reserve Bank and Federal Home Loan Bank, Topeka Stock	$706	$706	$663	$663
Interest receivable – loans	$486	$486	$570	$570

Financial liabilities
Deposits	$168,779	$168,751	$162,103	$162,140
Interest payable	$725	$725	$724	$724

Unrecognized financial instruments (net of amortization)
Commitments to extend credit	$0	$0	$0	$0
Letters of credit	$0	$0	$0	$0
Lines-of-credit	$0	$0	$0	$0

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

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

     Note 15: Commitments and Credit Risks

Standby Letters of Credit

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

The Company had total outstanding standby letters of credit amounting to $164,361 and $173,804 at December 31, 2004 and 2003, respectively, with terms ranging from 22 days to 6 years.

Lines-of-Credit

Lines-of-credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines-of-credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines-of-credit as it does for on-balance sheet instruments.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

At December 31, 2004, the Bank had granted unused lines-of-credit to borrowers aggregating approximately $2,163,174 and $2,372,733 for commercial lines and open-end consumer lines, respectively. At December 31, 2003, the Bank had granted unused lines-of-credit to borrowers aggregating approximately $3,967,000 and $2,495,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

Additionally, the Company periodically has excess funds, which are loaned to other banks as federal funds sold. At December 31, 2004 and 2003, federal funds sold totaling $51,550,000 and $38,225,000, respectively, were loaned to various banks, as approved by the Board of Directors, with the largest balance at any one bank being $6,050,000 and $3,000,000 at December 31, 2004 and 2003, respectively.

Note 16: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans and the footnote regarding the allowance. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 17: Selected Quarterly Financial Data (Unaudited)

The following table presents the unaudited results of operations for the past two years by quarter (in thousands except per share data). See discussion on earnings per share in “Note 1: Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements.

		2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Operations
Net interest income	$1,690	$1,688	$1,667	$1,693	$1,786	$1,831	$1,856	$1,770
Provision for loan losses	20	21	34	76	62	69	54	89
Noninterest income	229	236	222	238	225	246	258	246
Noninterest expense	1,690	1,666	1,656	1,599	1,712	1,714	1,685	1,584

Net income	$209	$237	$199	$256	$237	$294	$375	$343

Net Income per Share Data
Basic	$.63	$.71	$.59	$.77	$.70	$.88	$1.12	$1.04

Balance Sheet
Total assets	$189,049	$194,763	$187,962	$183,608	$181,392	$181,283	$178,187	$179,765
Total loans, net	$96,142	$99,222	$101,000	$102,088	$104,167	$105,216	$107,148	$107,589
Shareholders’ equity	$19,434	$18,718	$18,481	$18,281	$18,026	$17,789	$17,494	$17,120

The above unaudited financial information reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 18: Condensed Financial Information (Parent Company Only)

The Republic Corporation
Condensed Balance Sheets
December 31, 2004 and 2003

	2004	2003

Assets

Cash and cash equivalents	$2,420	$50,470
Investments in subsidiary – equity method	19,370,926	17,874,701
Due from subsidiary	64,208	43,796
Other assets	56,604	56,604

Total assets	$19,494,158	$18,025,571

Liabilities

Holding company obligation for mandatory redeemable, non-transferable stock	$60,000	$—

Stockholders’ Equity

Common stock, par value $1.00; authorized 750,000 shares, issued 356,844 shares issued and outstanding December 31, 2004 and 2003	356,844	356,844
Additional paid-in capital	742,039	234,931
Treasury stock, at cost; 23,119 shares at December 31, 2004 and 2003	(91,303)	(91,303)
Retained earnings	18,426,578	17,525,099

Total stockholders’ equity	19,434,158	18,025,571

Total liabilities and stockholders’ equity	$19,494,158	$18,025,571

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Republic Corporation
Condensed Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Income
Dividends from subsidiary	$97,000	$81,480	$54,320

Expenses	188,845	128,811	102,366

Income (Loss) Before Income Taxes and Equity in Undistributed Net Income of Subsidiary	(91,845)	(47,331)	(48,046)

Credit for Income Taxes	64,208	43,796	23,307

Income (Loss) Before Equity in Undistributed Net Income of Subsidiaries	(27,637)	(3,535)	(24,739)

Equity in Undistributed Net Income of Subsidiaries	929,116	1,252,295	1,307,912

Net Income	$901,479	$1,248,760	$1,283,173

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Republic Corporation
Condensed Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating Activities
Net income	$901,479	$1,248,760	$1,283,173
Items not requiring (providing) cash
Loss on sale of subsidiary stock	—	—	32,153
Equity in undistributed income of subsidiaries	(929,116)	(1,252,295)	(1,307,913)
Changes in
Due from subsidiary	(20,413)	(20,489)	5

Net cash used in operating activities	(48,050)	(24,024)	7,418

Financing Activities

Sale of subsidiary stock	—	—	5,000

Net cash provided by financing activities	—	—	5,000

(Decrease) Increase in Cash and Cash Equivalents	(48,050)	(24,024)	12,418

Cash and Cash Equivalents, Beginning of Year	50,470	74,494	62,076

Cash and Cash Equivalents, End of Year	$2,420	$50,470	$74,494

The Republic Corporation
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 19: Proposed Going Private Transaction and Subchapter S Election

On December 2, 2004, the Company and Republic Merger Corp., a wholly owned subsidiary of Republic (“Newco”), entered into an Agreement and Plan of Merger pursuant to which Newco will be merged with and into the Company. The purpose of the merger is to (i) enable the Company to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and cease filing the periodic reports required by the Exchange Act and (ii) become eligible to be taxed for federal income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended (an “S-Corporation”). Under the plan of merger, shareholders of the Company owning less than 250 shares and those shareholders not qualified to become shareholders in an S-Corporation for Federal income tax purposes or other criteria as set forth in the merger agreement will be paid cash of $58 per share as a result of the merger. All other shareholders will retain their shares of Company stock following the merger. The Company plans to fund the merger consideration by issuing up to $8 million in trust preferred securities.

The merger agreement will be submitted to the Company’s shareholders for their approval, and the Company’s shareholders are advised to read the proxy statement regarding the transaction upon receipt because it contains important information. A preliminary proxy statement was filed with the Securities and Exchange Commission by the Company on December 2, 2004. Investors and security holders may receive a free copy of the proxy statement and other related documents filed by Republic at the Commission’s website at http://www.sec.gov or from Republic.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The Republic Corporation’s Board of Directors consists of Catherine G. Eisemann, J.E. Eisemann, IV, Roger Dean Eisemann, George M. Boyd, Jr. and Dr. John C. Davis. All directors and officers are U.S. citizens. Catherine G. Eisemann is the mother of J.E. and Roger Dean Eisemann and the mother-in-law of George M. Boyd, Jr..

		TERM OF	PRINCIPAL OCCUPATIONS FOR
NAME AND TITLE	AGE	OFFICE	THE LAST FIVE YEARS
Catherine G. Eisemann	78	41 Years	Catherine G. Eisemann has been a Director of the Company for 41 years. Mrs. Eisemann was elected President of the Company and began serving December 11, 1981.

J.E. Eisemann, IV	57	28 Years	J.E. Eisemann, IV has served as a Director on the Company’s Board for 28 years. Mr. Eisemann has been the Vice-President and Director of the Bank for approximately 27 years. Mr. Eisemann has served as the Chairman of the Board of the Company and Chairman of the Board for the Bank for approximately 23 years.

Roger Dean Eisemann	50	22 Years	Roger Dean Eisemann was elected Secretary and began serving as director of the Company in July, 1982

George M. Boyd, Jr.	60	Since March, 2004	George M. Boyd, Jr. was appointed to the Company Board on March 18, 2004. Mr. Boyd is the Executive Vice President of The Bank of Texas in Austin, Texas and has served in that position for the past six years.

Dr. John C. Davis	57	Since February, 2004	Dr. John C. Davis was appointed to Company’s Board on February 27, 2004. Dr. Davis is the owner/operator of the Rio Cucharas Veterinary Clinic in Walsenburg, Colorado and has owned and operated this business for the past 24 years. Dr. Davis has served as a director on the Board of the Bank for approximately 11 years.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to its directors, officers and employees and those of its subsidiaries, to include the company’s principal executive and principal financial officer.

FINANCIAL EXPERT

Because the Company does not have a standing audit committee, it has not designated an audit committee financial expert.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s officers, directors and more than 10% shareholders are generally required to file beneficial ownership reports under Section 16(a) of the Exchange Act, generally within two days of the event triggering the requirement to file such a report. Ms. Catherine Eisemann, Mr. J.E. Eisemann, IV, Mr. R. Dean Eisemann and Dr. John C. Davis each filed one transaction on Form 4 late. Mr. George M. Boyd, Jr. and Dr. John C. Davis each filed a Form 3 late. Based solely on the review of section 16(a) reports filed by the directors and executive officers, and upon representations from those persons, the Company is not aware of any other delinquent filings.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

	Annual Compensation
Name & Principal Position	Year	Salary		Bonus
J.E. Eisemann, IV Chairman of the	2004	$93,473	(1)	$2,472 (2)
Board of the Company, Vice	2003	90,767	(1)	4,000 (2)
President of the Company,	2002	85,773	(1)	3,735 (2)
Chairman of the Board & Vice
President of the Bank

Catherine Eisemann President of the	2004	$30,000		-0-
Company	2003	30,000		-0-
	2002	30,000		-0-

(1)	Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $11,205 in 2002, $12,567 in 2003 and $12,731 in 2004.

(2)	Includes amounts deferred under Section 401(K) of the Internal Revenue Code. Amounts deferred by Mr. Eisemann were $560 in 2002, $600 in 2003 and $371 in 2004.

STOCK OPTIONS/SAR GRANTS IN 2004-NONE
AGGREGATED STOCK OPTIONS/SAR EXERCISES IN 2004 AND OPTIONS/SAR
VALUES AS OF DECEMBER 31 2004 — NONE
LONG-TERM INCENTIVE PLANS — AWARDS IN 2004 — NONE
COMPENSATION OF DIRECTORS
Director fees are not paid to directors of the Company.
EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT ARRANGEMENTS — NONE
REPORT ON REPRICING OF OPTIONS/SARS — NONE

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

		Amount and
		Nature of		Percent
Name of	Title of	Beneficial		of
Person	Class	Ownership		Class
Catherine G. Eisemann	Common Stock	193,952	(1)	57.5995
3350 McCue, #904
Houston, Texas 77056

Mr. J.E. Eisemann IV	Common Stock	8,950	(1)	2.6580
1103 Victoria Square
Trinidad, Colorado 81082

Mr. R. Dean Eisemann	Common Stock	6,750	(1)	2.0046
3738 Ella Lee Lane
Houston, Texas 77027

Mr. George M. Boyd, Jr.	Common Stock	8,700		2.5837
1503 Canoe Brook Dr.
Austin, Texas 78746

Dr. John C. Davis	Common Stock	1,645	(1)	.4885
631 Huajatolla Valley Estates Dr.
La Veta, CO 81055

All directors and executive
officers as a group	Common Stock	219,997		65.3343

(1)	Each of the named individuals owns 250 shares of the Company’s common stock subject to the Directors Qualifying Shares Agreement between the individual and the Company, pursuant to which such shares will be repurchased by the Company for $5,000 upon such individual ceasing to be a director of the Bank.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2004, we entered into Director’s Qualifying Shares Agreements with four of the Company’s directors pursuant to which shares of the Bank held by each of them were exchanged for 250 shares of Common Stock of the Company. Under the terms of the agreements, each director agreed to resell and the Company agreed to repurchase the Company shares acquired by such director for a total of $5,000 in the aggregate upon the director ceasing to be a member of the Company’s board or upon the director’s attempted disposition of the shares by transfer, sale, assignment or otherwise. The directors have waived all dividends to be received with respect to the shares of Company Common Stock acquired under the agreements.

One director, Dr. John C. Davis, was indebted to the Bank in an aggregate amount of $268,676 at December 31, 2004. These loans were granted to Dr. Davis on the same terms as available to parties not involved as insiders with the Bank or the Company and are being paid as agreed.

ITEM 13. EXHIBITS

(a)	List of Exhibits

2.1	Agreement and Plan of Merger by and among The Republic Corporation and Republic Merger Corporation, dated December 2, 2004 (incorporated herein by reference from Appendix A to the Company’s Rule 13e-3 Transaction Statement, filed with the Securities and Exchange Commission on December 6, 2004).

3	Articles of Incorporation and By-Laws *

10.1	Form of Director’s Qualifying Shares Agreement

14.1	Code of Ethics

21	Subsidiary of the Registrant*

The First National Bank in Trinidad, Colorado. Incorporated in Colorado.

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*Filed as an exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 23, 1977.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

		2004	2003
BKD, LLP:	Audit Fees	$68,658	$44,685

	Audit Related Fees	-0-	-0-

	Tax Fees	-0-	-0-

	All Other Fees	-0-	-0-

Non-Audit Services. The Board of Directors of the Company did not hire BKD, LLP during their tenure as principal accountant, to provide non-audit services. It is the policy of the Company’s Board to review and pre-approve all accountant engagements for both audit and non-audit related services.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Small Business Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REPUBLIC CORPORATION

By	/s/ J. E. Eisemann, IV

J. E. Eisemann, IV
Chairman of the Board, Director,
Chief Executive Officer, Chief
Financial Officer

Date March 31, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Small Business Issuer and in the capacities and on the dates indicated.

By	/s/ J. E. Eisemann, IV

J. E. Eisemann, IV
Chairman of the Board, Director,
Chief Executive Officer, Chief
Financial Officer

Date March 31, 2005

By	/s/ Catherine G. Eisemann

Catherine G. Eisemann
President, Director

Date March 31, 2005

By	/s/ Roger Dean Eisemann

Roger Dean Eisemann
Secretary, Director

Date March 31, 2005

By	/s/ George M. Boyd, Jr.

George M. Boyd, Jr.
Director

Date March 31, 2005

By	/s/ Dr. John C. Davis

Dr. John C. Davis
Director

Date March 31, 2005

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and among The Republic Corporation and Republic Merger Corporation, dated December 2, 2004 (incorporated herein by reference from Appendix A to the Company’s Rule 13e-3 Transaction Statement, filed with the Securities and Exchange Commission on December 6, 2004).

3	Articles of Incorporation and By-Laws*

10.1	Form of Director’s Qualifying Shares Agreement

14.1	Code of Ethics

21	Subsidiary of the Registrant*

The First National Bank in Trinidad, Colorado. Incorporated in Colorado.

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed as an exhibit to Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 23, 1977.